Form 10QSB
period 2000-01-31
NATURAL SOLUTIONS CORP
filed 2000-03-23
CIK 1096594

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the quarter ended: January 31, 2000

Commission file no.:  0-28155

                          NATURAL SOLUTIONS CORPORATION
                  --------------------------------------------
           (Name of small business issuer as specified in its charter)

                Nevada                                     88-0367024
-------------------------------                       -------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

100 Volvo Parkway, Suite 200
Chesapeake, Virginia                                          23320
---------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number :   (757) 548-4242

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange on
  Title of each class                           which registered

          None                                           None
------------------------                        ---------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:

                               Mintmire & Associates
                               265 Sunrise Avenue, Suite 204
                               Palm Beach, FL 33480
                               Tel: (561) 832-5696     Fax: (561) 659-5371

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                        Yes   X           No
                             ---               ---

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of January 31, 2000, there are 19,996,540 shares of voting common stock of the registrant issued and outstanding.

PART I        FINANCIAL INFORMATION

Item 1.                 Financial Statements


Consolidated Balance Sheets as of January 31, 2000
and 1999, and July 31, 1999..................................................F-2

Consolidated Statements of Operations for the Three
and Six Months Ended January 31, 2000 and 1999...............................F-3

Statements of Consolidated Cash Flows for the Six
Months Ended January 31, 2000 and 1999.......................................F-4

Notes to the Consolidated Financial Statements...............................F-5

                          NATURAL SOLUTIONS CORPORATION
                           Consolidated Balance Sheets


                                                     (Unaudited)         (Unaudited)
                                                   January 31, 2000     January 31, 1999      July 31, 1999
                                                  -----------------     ----------------     ---------------
Current Assets:
   Cash and Cash Equivalents                               $146,596              $65,559                  $0
   Accounts Receivable - Trade                              731,302              642,124              86,339
   Other Receivables                                        187,431               74,643               5,375
   Inventories                                              727,660              405,358             626,872
   Prepaid Expenses                                         102,249              106,693              62,736
          Total Current Assets                            1,895,238            1,294,377             781,322

Property and Equipment, net                                 103,453              127,488             112,453
Investment in Affiliate                                      18,750              110,000              18,750
Licensing Agreement, net                                    386,118              470,980             419,620
Other                                                         3,686              221,292               3,686
                                                         $2,407,245           $2,224,137          $1,335,831
                                                  =================     ================     ===============

Current Liabilities:
   Accounts Payable - Trade                               1,106,215              552,839           1,115,754
   Accrued Expenses                                         259,923               13,444             180,856
   Note Payable                                              60,000                    -                   -
   Current Portion of Long Term Debt                         82,000               82,000              82,000
   Current Portion of Related Party Debt                          -               61,951             124,968
          Total Current Liabilities                       1,508,138              710,234           1,503,578

Long Term Debt to Related Parties                           257,000              195,049             132,032
Convertible Debenture                                       750,000

Stockholders' Equity:
Preferred Stock, $0.01 par value,
     20,000,000 shares authorized, no shares
     have been issued or are outstanding                          -                    -                   -
Common Stock, $0.01 par value,
     55,000,000 shares authorized,
     19,996,540 issued and outstanding                       19,997               15,993              15,997
Additional Paid-in Capital                                5,935,124            4,907,158           4,939,124
Other Comprehensive Income                                 (121,727)                  -             (121,727)
Accumulated Deficit                                      (5,941,287)          (3,604,297)         (5,133,173)
   Total Stockholders' Equity                              (107,893)           1,318,854            (299,779)
                                                         $2,407,245           $2,224,137          $1,335,831
                                                  =================     ================     ===============

                     The accompanying notes are an integral
                      part of these financial statements.

                          NATURAL SOLUTIONS CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                 For the Three Months                 For the Six Months
                                                   Ended January 31,                  Ended January 31,
                                               2000                1999               2000             1999
                                           --------------    -------------      --------------    -------------
Net Sales                                        $939,396         $914,492          $1,132,733       $1,542,799
Costs Applicable to Sales                         647,081          551,406             843,524        1,017,823
Gross Profit                                      292,315          363,086             289,209          524,976

Selling and Administrative Expenses               580,968          717,204           1,065,352        1,266,736
                                           --------------    -------------      --------------    -------------
Losses from Operations                           (288,653)        (354,118)           (776,143)        (741,760)

Other Expense, net                                (19,095)               -             (31,984)               -

Net Loss Before Taxes                            (307,748)        (354,118)           (808,127)        (741,760)

Income Taxes                                            -                -                   -                -

Net Loss                                        ($307,748)       ($354,118)          ($808,127)       ($741,760)
                                           ==============    =============      ==============    =============

Weighted Average Common Shares
  Outstanding                                  17,923,733       15,929,306          17,923,733       15,915,827
Loss per Share                                     ($0.02)          ($0.02)             ($0.05)          ($0.05)
                                           ==============    =============      ==============    =============

                          The accompanying notes are an
                  integral part of these financial statements.

                          NATURAL SOLUTIONS CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          For the Six Months Ended January 31,
                                                                2000                  1999
                                                         -----------------       --------------
Operating Activities:
Net Loss                                                         ($808,127)           ($741,760)
Non-Cash Expenses Included in Net Loss:
     Depreciation and Amortization                                  42,515               60,360
     Bad Debts                                                           -              289,481
     Product and Services Pruchased for Stock
        and Options                                                      -              370,463
Adjustments to Reconcile Net Loss to Cash
  Provided (Consumed) by Operating Activities:
     (Increase) in Accounts Receivable                            (644,963)            (479,951)
     (Increase) in Other Receivables                              (182,056)
     (Increase) Decrease in Inventories                           (100,788)             293,224
     (Increase) in Prepaid Expenses                                (39,513)              (9,128)
     Increase in Accounts Payable and
        Accrued Expenses                                            69,528              118,366
                                                         -----------------       --------------
Cash Consumed by Operating Activities                           (1,663,404)             (98,945)

Financing Activities:
     Proceeds from Issuance of Note Payable                         60,000                    -
     Proceeds from Issuance of Long Term Debt                      750,000                    -
     Proceeds from Issuance of Common Stock                      1,000,000                    -
                                                         -----------------       --------------
Cash Generated by Financing Activities                           1,810,000                    -

Investing Activities:
     Acquisition of Equipment                                            -              (16,813)
     Advances to Related Parties                                         -               (4,943)
     Payments Recevied on Advances to Related
       Parties                                                           -               60,995
                                                         -----------------       --------------
Cash Provided (Used) in Investing Activities                             -               39,239

Net Increase (Decrease) in Cash                                    146,596              (59,706)

Cash and Cash Equivalents - Beginning                                    -              125,265
                                                         -----------------       --------------
Cash and Cash Equivalents - Ending                                $146,596              $65,559
                                                         =================       ==============


                          The accompanying notes are an
                  intregal part of these financial statements.

                          NATURAL SOLUTIONS CORPORATION
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                January 31, 2000

Note 1. The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the
          financial  statements  not  misleading.   The  unaudited  consolidated
          financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended July 31, 1999. The results of operations for the three-month and six-month periods ended January 31, 2000 are not necessarily indicative of those to be expected for the entire year.

Note 2. The financial statements as of January 31, 1999 and for the periods ended January 31, 1999 have been restated to reflect year end adjustments to provide an additional allowance for doubtful accounts totaling $259,912, which have been allocated back to the applicable quarters. The result of this adjustment is to increase the loss per weighted average common share outstanding by $0.016 for the three months and six months ended January 31, 1999.

Note 3. On September 15, 1999 the Company signed an unsecured short-term note payable for $60,000. The note is due in twelve installments of $5,000 plus interest at 7% per annum.

Note 4. On August 11, 1999, the Company borrowed $750,000 from a related party in the form of a convertible debenture bearing interest at 10% per annum and maturing on August 11, 2001. Prior to repayment, the principal and accrued and unpaid interest may be converted into the Company's common stock at a price of $0.75 per share. The debenture includes two detachable warrants entitling the holder to purchase up to three million shares of the Company s common stock at a price of $0.75 per share. The warrants expire as follows: one million shares on July 28, 2000 and two million shares on August 9, 2004.

Note 5. On October 31, 1999, the Company sold four million shares of common stock to a related party for $1 million. As a part of the transaction, the purchaser acquired, among other rights, the right to name up to three of seven of the directors of the Company.

Item 2. Management's Discussion and Analysis

Forward Looking Statements:

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Overview:

The Company was formed to exploit in the United States certain patents, rights to patents, and other proprietary products covered under a licensing agreement to market agricultural co-products such as road de-icing and anti-icing, dust suppressant and road stabilization products. The products are marketed under the protected trade names of ICE BAN (R) and Roadbind (TM) . These products are sold through a network of direct sales representatives and licensed distributors throughout the United States.

Results of Operations - The Six Months Ended January 2000 Compared to the Six Months Ended January 1999:

Net sales for the six months ended January 31, 2000 for continuing operations by the Company were $1,132,733 compared to $1,542,799 for the same period last year; resulting in a decline of $410,111. The reduction in sales from the prior year is primarily due to the Company s decision to restructure its sales organization and reduce its dependence on a limited number of specific customers. In doing so, the Company established its own sales force, recruited new distributors, and reduced the size of new and existing distributor territories. The gross profit for the current period totaled $288,339, or 25% of sales, compared to $524,976, or 34% for the comparable period in the prior year. The decline in profit margin is due to increased price competition from former Ice Ban distributors.

Selling and administrative expenses totaled $1,065,352 compared to $1,266,736 for the same period last year. Increases in personnel costs, advertising, and travel were more than off-set by a reduction in bad debt expense of $259,912, resulting in a reduction in expenses in the current period in the amount of $210,384.

Losses from operations totaled $776,143 compared to losses in the prior year of $746,760, an increase of $34,383. Other expenses totaled $31,984 bringing the net loss to $808,127 compared to a net loss of $741,760 for the same period last year.

While the new management is in the process of implementing a wide-ranging assessment of each item of cost, marketing and sales efforts, it is too early in the process to predict the steps management will institute as a result. But management will seek to increase sales, lower fixed costs as a percentage of sales and either settle or see through to successful conclusion the non-productive litigation, which this year has burdened the Company s bottom line. There can be no assurances that such efforts will be successful.

Liquidity and Capital Resources:

In the six months ended January 31, 2000, operating activities consumed $1,603,404 in cash as compared to $98,945 of cash consumed in the comparable period in 1999. This increase in cash consumed from fiscal year 1999 to 2000 is largely due to increases in receivables, inventories, and prepaid expenses associated with the timing of sales, which occurred later in the current year winter selling season compared to the same period last year. In addition, cash consumed by operations in the prior year was reduced by the payment of stock and options to purchase product and services totaling $370,463. That practice was discontinued in the current year.

The Company has recorded an infusion of $1,750,000 from financing activities since the end of its fiscal year. The infusion of funds took place in two separate transactions with a related party. The first was a $750,000 convertible debenture bearing interest at 10% per annum and maturing on August 11, 2001. Prior to repayment, the principal and accrued and unpaid interest may be converted into the Company s common stock at a price of $0.75 per share. The debenture includes two detachable warrants entitling the holder to purchase up to three million shares of the Company s common stock at a price of $0.75 per share. The warrants expire as follows: one million shares on July 28, 2000 and two million shares on August 9, 2004. As a part of the transaction a director and significant shareholder has agreed to vote his shares consistent with the desires of this investor. The remaining capital was raised through the sale of four million shares of common stock to a related party for $1 million. As a part of the transaction, the purchaser acquired, among other rights, the right to name up to three of seven of the directors of the Company.

The Company believes that it will probably be necessary to raise additional debt or equity capital in order to meet its short-term liquidity and solvency needs over the next twelve months while maintaining operations and supporting the further expansion of the Roadbind sales force to the eastern half of the United States. Currently, sales volumes of the dust suppressant and road stabilization products do not produce sufficient profits to support the expansion planned for the remainder of the current fiscal year.

The Company also believes that increased sales are necessary in order to achieve adequate liquidity and solvency in the short-term as well as the long-term.

Impact of the Year 2000 Issue:

The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may have recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

To date, the Company has not experienced any noticeable Year 2000 difficulties. The Company intends to continue to monitor its Year 2000 compliance and to correct any noncompliance as it is discovered.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

1. Jeffrey Johnson vs. Natural Solutions, Case No. CL-99-3185, in the Circuit Court in and for Palm Beach County, Florida. This was a lawsuit by Mr. Johnson filed on March 26, 1999, seeking to enforce his employment agreement. The employment agreement called for arbitration and the Company successfully moved to have the case arbitrated. Johnson has filed an arbitration proceeding and the Company has responded with an answer and defenses. The Company expects that this matter will be arbitrated sometime in June, 2000.

2. Dianne Johnson and Johnson Family vs. Ice Ban America, IBAC Corporation, Case No. 99-8228, United States District Court, Southern District of Florida. This lawsuit was filed on March 26, 1999. It is a lawsuit for securities fraud by the Johnson family seeking damages for breach of various security regulations and laws due to alleged violations by Natural Solutions Corporation and IBAC, Inc. Natural Solutions Corporation has successfully filed two Motions to Dismiss. The Johnson family is filing a second amended complaint. Natural Solutions and IBAC filed a counterclaim to rescind the sale of the founders stock. The stock owned by the Johnson family is founders stock for which the Johnson family paid approximately $4,000 to Natural Solutions Corporation and $6,000 to IBAC. Recently Natural Solutions Corporation and IBAC have filed a substantial counterclaim, alleging breach of fiduciary duty, breach of securities acts, RICO, fraud, etc. against the Johnson family arising out of the actions of Warren D. Johnson, Jr., and the Johnson family in selling restricted founders shares of stock in private sales before the restrictions were lifted. Initial discovery has been done in this case.

3. Dianne Johnson and the Johnson Family vs. Natural Solutions Corporation, Ice Ban USA, Inc. and George Janke, Case No. 99-5305, in the Circuit Court in and for Palm Beach County. This is a lawsuit by the Johnson family seeking to rescind the sale of Ice Ban, Inc., (New York) to the Company, which sale occurred in the summer of 1997, based upon alleged fraudulent misrepresentations surrounding the ownership of the so-called Toth patent. The Company has filed an answer, affirmative defenses, and a counterclaim similar to the counterclaim in item #2. Discovery is proceeding, but the case is not set for trial.

4. Natural Solutions Corporation and Ice Ban USA, Inc. vs. Sears Oil, Sears Petroleum, et al., Case No. 99-3344. In the Circuit Court in and for Palm Beach County. This is a lawsuit filed on April 6, 1999, by the Company and Ice Ban USA for tortious interference with the Company s rights to the so- called Toth patent acquired by Mr. George Janke from the Hungarian inventors. This action also claims breach of fiduciary duty, breach of a confidentiality agreement by Sears and others acting in concert with Sears. Service has been obtained on most of the Defendants, and motions to dismiss, motions for lack of personal jurisdiction, and motions to transfer to New York are scheduled. Some limited discovery on jurisdiction has been undertaken in this case.

5. Sears Oil Company vs. Natural Solutions Corporation, Ice Ban USA, George Janke ,et al., Case No. 99-CV-704-DNH. This is an action filed on January 25, 1999, in New York State Court, but removed to the United States District Court for the Northern District of New York. This action alleges fraudulent misrepresentations based upon the ownership of the Toth patent and fraudulent inducement into a certain contract for the distribution of product in New England based upon misrepresentations regarding ownership of the Toth patent. The Plaintiff amended their Complaint to allege patent infringement of the Toth patent. In October 1999 Sears Oil and Sears Petroleum sought a temporary restraining order that SeaCo, LLC was the exclusive distributor for Ice Ban products in the New England States. The Judge denied the Plaintiff s request for a TRO and Sears withdrew its claim for injunctive relief. Natural Solutions will answer the complaint and file a counterclaim in the next twenty days. The case is not set for trial.

6. Ice Ban America, Inc. vs. Innovative Municipal Products, Inc., Case No. 99-00710, State Court of New York. This lawsuit was filed on March 24, 1999, by Natural Solutions Corporation to recover two hundred fifty-thousand dollars ($250,000) owed to it by its New York distributor, Innovative Municipal Products. Innovative has filed affirmative defenses and counterclaims based upon the misrepresentation regarding the Toth patent. Natural Solutions has answered and filed affirmative defenses to the counterclaim. Discovery is ongoing in this case, and it has not been set for trial.

Item 2. Changes in Securities and Use of Proceeds

On August 11, 1999, the Company borrowed $750,000 from a related party in the form of a convertible debenture bearing interest at 10% per annum and maturing on August 11, 2001. Prior to repayment, the principal and accrued and unpaid interest may be converted into the Company s common stock at a price of $0.75 per share. The debenture includes two detachable warrants entitling the holder to purchase up to three million shares of the Company s common stock at a price of $0.75 per share. The warrants expire as follows: one million shares on July 28, 2000 and two million shares on August 9, 2004. These funds were primarily used to fund the operations of the Company.

On October 31, 1999, the Company sold four million shares of common stock to a related party for $1 million. As a part of the transaction, the purchaser acquired, among other rights, the right to name up to three of seven of the directors of the Company.

Item 3.  Defaults in Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of the shareholders held on December 10, 1999, the shareholders of the Company voted to approve the following:

The 1999 Non-statutory Stock Option Plan for non-employee members of the Board of Directors, key personnel, consultants, or independent contractors; 11,100,821 votes were cast on this resolution. 10,254,518 votes were cast in favor of the resolution. 823,081 were cast against the resolution. 23,122 votes abstained on the resolution. Accordingly, the resolution was adopted.

The 1999 Incentive Option Plan for employees, and key personnel who render services which contribute to the success of the growth of the Company;
11,100,821 votes were cast on this resolution. 10,254,518 votes were cast in favor of the resolution. 823,081 were cast against the resolution. 23,122 votes abstained on the resolution. Accordingly, the resolution was adopted.

PriceWaterhouse Coopers or another nationally recognized accounting firm, or as an alternative, Durland and Company of Palm Beach to serve as the independent public accountants of Natural Solutions Corporation for its fiscal year ending July 31, 2000; 13,594,01 votes were cast on this resolution. 12,844,448 votes were cast in favor of the resolution. 4,810 were cast against the resolution. 744,923 votes abstained on the resolution. Accordingly, the resolution was adopted.

Election of three Class I Directors as follows:  Dr. M.G.  Robertson,  receiving
13,550,224 votes for and 43,857 votes withheld, Dr. J. Nelson Happy, receiving 13,546,016 votes for and 48,065 votes withheld, and Lowell Morse receiving 13,554,934 votes for and 39,147 votes withheld. Class II Directors whose initial terms will expire at the 2001 annual meeting of the shareholders include Richard Jurgenson, Hon. J. Carter Beese, Jr. and George A. Janke. Class III Directors whose initial terms will expire at the 2000 annual meeting of the shareholders include William Dannhausen and Robert E. Freer, Jr. Subsequent to the annual meeting of the shareholders Richard Jurgenson and William Dannhausen resigned their positions as Directors of the Company. There have been no replacement Directors nominated at this date.

Item 5.  Other Information

On March 17th, 2000, Joseph S. Kroll, voluntarily resigned his position with the Company as Vice President and Chief Operating Officer. His duties have been assigned to the President, Jim W. Foshee, and Chief Financial Officer, Michael
D. Klansek, among others. The Company believes there will be no material impact to its operations as a result of Mr. Kroll's resignation.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    -------------------------------
4.1*           Stock Purchase Agreement dated October 31, 1999

10.24*         Office Lease dated January 10, 2000

27*            Financial Data Schedule
--------------------------------------

*    Filed herewith

(b) No Reports on Form 8-K were filed during the quarter ended January 31, 2000

                                   SIGNATURES
                              ---------------------

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Natural Solutions Corporation (Registrant)

Date: March 23, 2000      By: /s/ Jimmy W. Foshee
                              ------------------------
                              Jimmy W. Foshee, President

                          By: /s/ Michael D. Klansek
                              -------------------------
                              Michael D. Klansek, Treasurer
                              and Chief Financial Officer