Form 10QSB
period 2000-04-30
NATURAL SOLUTIONS CORP
filed 2000-06-19
CIK 1096594

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
         ACT

For the quarter ended: April 30, 2000

Commission file no.:  0-28155

                          NATURAL SOLUTIONS CORPORATION
                  --------------------------------------------
           (Name of small business issuer as specified in its charter)

                Nevada                                        88-0367024
-------------------------------                           -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)

100 Volvo Parkway, Suite 200
Chesapeake, Virginia                                          23320
--------------------------------------------              --------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number :         (757) 548-4242

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange on
 Title of each class                                which registered

      None                                                    None
--------------------------                        -------------------------

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

                  Yes      X        No
                          ---              --

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of April 30, 2000, there are 20,026,540 shares of voting common stock of the registrant issued and outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.           Financial Statements


Consolidated Balance Sheets as of
April 30, 2000 and 1999, and July 31, 1999                              F-2

Consolidated Statements of Operations for the
Three and Nine Months Ended April 30, 2000 and 1999                     F-3

Statements of Consolidated Cash Flows for the
Nine Months Ended April 30, 2000 and 1999                               F-4

Notes to the Consolidated Financial Statements                          F-5

Board of Directors and Shareholders
Natural Solutions Corporation




I have reviewed the unaudited condensed balance sheet of Natural Solutions Corporation as of April 30, 2000 and the related unaudited condensed statement of operations for the three month period ended April 30, 2000 and the cash flow statement for the nine month period ended April 30, 2000 which are included in the Natural Solutions Corporation Form 10-QSB for the period ended April 30,
2000. All information included in these financial state ments is the representation of the management of Natural Solutions Corporation.

I conducted my review in accordance with standards established by the American Institute of Certified Public Ac countants. A review of interim financial information consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to these condensed interim financial statements in order for them to be in conformity with Generally Accepted Accounting Principles.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Natural Solutions Corporation as of July 31, 1999, and the related statements of operations, cash flows and shareholders' equity for the year then ended (not presented herein). In my report dated September 2, 1999 I expressed an unquali fied opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 1999 is fairly stated, in all material respects, in relation the balance sheet from which it was derived.

/s/ Michael F.  Cronin
Michael F. Cronin, CPA
June 14, 2000

                          NATURAL SOLUTIONS CORPORATION
                           Consolidated Balance Sheets


                                                  (Unaudited)           (Unaudited)
                                                 April 30, 2000        April 30, 1999        July 31, 1999
                                               ------------------    ------------------    ------------------

Current Assets:
   Cash and Cash Equivalents                             $126,252              $96,439                    $0
   Accounts Receivable - Trade                            110,020              445,382                86,339
   Other Receivables                                        9,968               74,643                 5,375
   Inventories                                            671,209              405,358               626,872
   Prepaid Expenses                                        21,918              106,693                62,736
       Total Current Assets                               939,367            1,294,377               781,322

Property and Equipment, net                                93,561              127,488               112,453
Investment in Affiliate                                    18,750              110,000                18,750
Licensing Agreement, net                                  364,259              470,980               419,620
Deferred Tax Asset                                              -              217,606                     -
Amounts Due From Related Parties                          212,908              157,467                54,741
Other                                                       3,686                3,686                 3,686
                                                       $1,632,531           $2,458,072            $1,390,572
                                               ==================    ==================    ==================

Current Liabilities:
   Accounts Payable - Trade                               876,317              730,690            1,115,754
   Accrued Expenses                                       282,875               18,422              235,597
   Note Payable                                            60,000                    -                    -
   Current Portion of Long Term Debt                       82,000               82,000               82,000
   Current Portion of Related Party Debt                                        61,951              124,968
       Total Current Liabilities                        1,301,192              893,063            1,558,319

Long Term Debt to Related Parties                         257,000              313,762              132,032
Convertible Debenture                                     750,000

Stockholders' Equity:
Preferred Stock, $0.01 par value,
     20,000,000 shares authorized, no shares
     have been issued or are outstanding                        -                    -                    -
Common Stock, $0.01 par value,
     55,000,000 shares authorized,
     20,026,540 issued and outstanding                     20,297               15,993                15,997
Additional Paid-in Capital                              5,957,324            4,943,337             4,939,124
Other Comprehensive Income                               (121,727)                   -              (121,727)
Accumulated Deficit                                    (6,531,555)          (3,604,297)           (5,133,173)
   Total Stockholders' Equity                            (675,661)           1,251,247              (299,779)
                                                       $1,632,531           $2,458,072            $1,390,572
                                                =================    ==================    ==================



   The accompanying notes are an integral part of these financial statements.
            The interm financial statements include all adjustments,
         which, in the opinion of the mangement, are necessary in order to make the financial statement not mislieading

                                       NATURAL SOLUTIONS CORPORATION
                                   Consolidated Statements of Operations
                                                (Unaudited)



                                                For the Three Months                 For the Nine Months
                                                  Ended April 30,                     Ended January 31,
                                             2000             1999              2000              1999
                                        --------------    -------------    --------------    --------------
Net Sales                                     $256,037         $201,302        $1,338,770       $1,744,101
Costs Applicable to Sales                      318,418          161,418         1,161,942        1,218,609
      Gross Profit(loss)                       (62,381)          39,884           226,828          524,976

Selling and Administrative Expenses            507,359          418,905         1,572,711        1,266,736
                                        --------------    -------------    --------------    --------------
      Losses from Operations                  (569,740)        (379,021)       (1,345,883)        (741,760)

Other Expense, net                             (20,515)           1,428           (52,449)               -

Net Loss Before Taxes                         (307,748)        (377,593)       (1,398,382)        (741,760)

Income Taxes                                         -                -                 -                -

Net Loss                                     ($590,255)       ($377,593)      ($1,398,382)       ($848,658)
                                        ==============    =============    ==============    ==============

Weighted Average Common Shares
  Outstanding                               20,026,540       15,964,843        17,003,207       15,928,975
Loss per Share                                 ($0.03)          ($0.02)            ($0.07)          ($0.05)
                                        ==============    =============    ==============    ==============




   The accompanying notes are an integral part of these financial statements.
            The interm financial statements include all adjustments,
         which, in the opinion of the mangement, are necessary in order to make the financial statement not mislieading

                          NATURAL SOLUTIONS CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                   For the Six Months Ended April 30,
                                                                      2000                     1999
                                                               -------------------        --------------

Operating Activities:
Net Loss                                                              ($1,398,382)            ($848,658)
Non-Cash Expenses Included in Net Loss:
    Depreciation and Amortization                                          88,896                90,990
    Bad Debts                                                                   -               (20,582)
    Product and Services Purchased for Stock
       and Options                                                              -               381,169
Adjustments to Reconcile Net Loss to Cash
  Provided (Consumed) by Operating Activities:
    (Increase) in Accounts Receivable                                     (23,681)             (106,304)
    (Increase) in Other Receivables                                        (4,593)
    (Increase) Decrease in Inventories                                    (44,337)               60,088
    (Increase) in Prepaid Expenses                                         40,818                (3,284)
    Increase in Accounts Payable and
       Accrued Expenses                                                  (206,802)              301,195
Cash Consumed by Operating Activities                                  (1,548,081)
                                                                                               (137,386)

Financing Activities:
    Proceeds from Issuance of Note Payable                                 60,000                     -
    Proceeds from Issuance of Long Term Debt                              750,000
                                                                                                118,713
    Proceeds from Issuance of Common Stock                              1,022,500                     -
Cash Generated by Financing Activities                                  1,832,500
                                                                                                118,713

Investing Activities:
    Acquisition of Equipment                                                    -               (21,228)
    Advances and Charges to Related Parties                              (158,167)               (4,943)
    Payments Received on Advances to Related
      Parties                                                                   -                60,995
    Investment in Affiliate                                                     -              (123,713)
Cash Provided (Used) in Investing Activities                             (158,167)              (88,889)

Net Increase (Decrease) in Cash                                           126,252
                                                                                               (107,562)

Cash and Cash Equivalents - Beginning                                           -               125,265

Cash and Cash Equivalents - Ending                                       $126,252               $17,703
                                                               ===================        ==============



   The accompanying notes are an integral part of these financial statements.
            The interm financial statements include all adjustments,
         which, in the opinion of the mangement, are necessary in order to make the financial statement not mislieading

                          NATURAL SOLUTIONS CORPORATION
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                 April 30, 2000

Note 1. The interim financial statements include all
         adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended July 31, 1999. The results of operations for the three-month and nine-month periods ended April 30, 2000 are not necessarily indicative of those to be expected for the entire year.

Note 2. The financial statements as of April 30, 1999 and for the periods ended April 30, 1999 have been restated to reflect year end adjustments to provide an additional allowance for doubtful accounts totaling $299,280 which have been allocated back to the applicable quarters. The result of this adjustment is to increase the loss per weighted average common share outstanding by $0.003 and $0.019 for the three months and nine months ended April 30, 1999, respectively.

Note 3. On August 11, 1999, the Company borrowed
         $750,000 from a related party in the form of a convertible debenture bearing interest at 10% per annum and maturing on August 11, 2001. Prior to repayment, the principal and accrued and unpaid interest may be converted into the Company's common stock at a price of $0.75 per share. The debenture includes two detachable warrants entitling the holder to purchase up to three million shares of the Company s common stock at a price of $0.75 per share. The warrants expire as follows: one million shares on July 28, 2000 and two million shares on August 9, 2004. Certain terms related to the convertible debenture and detachable warrants were amended in conjunction with the transaction described in
         Note 4 below.

Note 4. Subsequent to April 30, 2000 and in conjunction with a plan to raise up to $3 million in additional investment the Company borrowed $250,000 from a related party in the form of a convertible debenture baring interest at 10% per annum, secured by all the assets of the Company and maturing June 1, 2005. Prior to repayment, the principal and accrued and unpaid interest may be converted into the Company's common stock at a price of $0.25 per share. As a condition of the loan, the Company amended certain provisions of the convertible debenture issued on August 11, 1999. The amended terms include; a) the revision of the conversion rate to common stock from $0.75 per share to $0.25 per share, and b) secured the convertible debenture with all the assets of the Company. In addition, the Company amended the exercise price of the two detachable warrants, issued in conjunction with the convertible debenture issued on August 11, 1999 from $0.75 to $0.25 per common share.

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

Overview:

The Company was formed to exploit in the United States certain patents, rights to patents, and other proprietary products covered under a licensing agreement to market agricultural co-products such as road de-icing and anti-icing, dust suppressant and road stabilization products. The products are marketed under the protected trade names of Ice Ban(R) and Roadbind(TM). These products are sold through a network of direct sales representatives and licensed distributors throughout the United States.

Results of Operations - The Three Months Ended April 30, 2000 Compared to the Three Months Ended April 30, 1999:

Net sales for the three months ended April 30, 2000 for continuing operations by the Company were $256,037 compared to $201,302 for the same period last year; resulting in an increase of $54,735 or 27%. The increase in sales is primarily due to an extended winter snow season, which increased sales of Ice Ban(R) products in February 2000. This extended winter snow season more than offset the negative effect on sales from the Company's decision to restructure its sales organization and reduce its dependence on a limited number of specific customers. The Company continues its efforts to establish its own sales force, recruiting new distributors, and reducing the size of new and existing distributor territories. The gross profit (loss) for the current period totaled ($62,381) or (24%) of sales, compared to $39,884, or 20% for the comparable period in the prior year. The decline in profit margin is largely due to increased fixed storage and rail car leases, which are spread over relatively few sales dollars and reduced unit selling prices due to increased competition from former Ice Ban distributors.

Selling and administrative expenses totaled $484,859 compared to $418,905 for the same period last year. Increases in marketing costs, rent associated with moving the Company's headquarters to Virginia, additional legal fees associated with the continuing litigation, and increased insurance costs were primarily responsible for the increase in selling and administrative expenses of $65,954.

Losses from operations totaled $569,740 compared to losses in the prior year of $379,021, an increase of $168,219. Other expenses totaled $20,515 bringing the net loss to $590,255 compared to a net loss of $377,593 for the same period last year.

While the new management is in the process of a wide-ranging assessment of each cost item as we;; as the marketing and sales efforts, it is too early in the process to predict the steps management will institute as a result. But management has increased and will continue to seek to increase sales, lower fixed costs as a percentage of sales and either settle or see through to successful conclusion the non-productive litigation, which this year has burdened the Company's bottom line. There can be no assurances that such efforts will be successful.

Liquidity and Capital Resources:

In the nine months ended April 30, 2000, operating activities consumed $1,548,081 in cash as compared to $137,386 of cash consumed in the comparable period in 1999. This increase in cash consumed from fiscal year 1999 to 2000 is largely due to increases in receivables and inventories associated with the timing of sales, which occurred later in the current year winter selling season compared to the same period last year. In addition, accounts payable and accrued expenses were reduced by $206,802 compared to an increase of $301,195 for the comparable prior period. Finally, cash consumed by operations in the prior year was reduced by the issuance of stock and options to purchase product and services totaling $381,169. That practice was discontinued in the current year.

The Company recorded an infusion of $1,750,000 from financing activities from the end of its fiscal year to April 30, 2000. The infusion of funds took place in two separate transactions with a related party. Certain elements of these transactions were later amended as part of an additional infusion of $250,000 on June 1, 2000.

The first transaction, as amended, was a $750,000 convertible debenture bearing interest at 10% per annum, secured by the assets of the Company, and maturing on August 11, 2001. Prior to repayment, the principal and accrued and unpaid interest may be converted into the Company's common stock at a price of $0.25 per share. The debenture included two detachable warrants, amended to one warrant, entitling the holder to purchase up to three million shares of the Company's common stock at $0.25 per share. The warrants expire on June 1, 2005. As a part of the transaction a director and significant shareholder has agreed to vote his shares consistent with the desires of this investor.

The remaining capital was raised through the sale of four million shares of common stock to a related party for $1 million. As a part of the transaction, the purchaser acquired, among other rights, the right to name up to three of seven of the directors of the Company.

In conjunction with a plan to raise up to $3 million in additional investment the Company borrowed $250,000 from a related party on June 1, 2000. This borrowing was in the form of a convertible debenture baring interest at 10% per annum, secured by the assets of the Company and maturing June 1, 2005. Prior to repayment, the principal and accrued and unpaid interest may be converted into the Company's common stock at a price of $0.25 per share. As a condition of the loan, the Company amended certain provisions of the convertible debenture issued on August 11, 1999. The amended terms include; a) the revision in the common stock conversion rate from $0.75 per share to $0.25 per share and b) secured the convertible debenture with the assets of the Company. In addition, the Company replaced the two detachable warrants, issued in conjunction with the convertible debenture issued on August 11, 1999 amending the common stock exercise price from $0.75 per common share to $0.25 per share.

The Company is in negotiations with the related party that loaned the most recent $250,000 to loan an additional $750,000. In addition, the Company is seeking additional outside investment of $2 million to fund its long-term growth plans. The Company believes that it is necessary to raise this additional debt or equity capital in order to meet its short-term liquidity and solvency needs over the next twelve months while maintaining operations and supporting the further expansion of the Company's sales force. Currently, sales volumes of the dust suppressant and road stabilization products do not produce sufficient profits to support the expansion planned for the coming fiscal year.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

1) Jeffrey Johnson v. Natural Solutions, Case No. CL-99-318 in the Circuit Court in and for Palm Beach County, Florida. This was a lawsuit by Mr. Johnson filed on March 26, 1999, seeking to enforce his employment agreement. The employment agreement called for arbitration and the Company successfully moved to have the case arbitrated. Johnson has filed an arbitration proceeding and the Company has responded with an answer and defenses. This matter is currently being arbitrated.

2) Dianne Johnson, et al. v. Natural Solutions, et al., Cas No. 99-8228, United States District Court, Southern District of Florida. This lawsuit was filed on March 26, 1999 by the Johnson family, seeking damages for alleged breach of various security regulations and laws by NSC. The Company has successfully filed two Motions to Dismiss. The Johnson family has filed a second amended complaint, which NSC has also moved to dismiss. NSC has filed a counterclaim to rescind the sale of founders stock issued to the plaintiffs. The stock owned by the Johnson family is founders stock for which the Johnson family paid approximately $4,000 to the Company. Recently NSC has filed a substantial counterclaim, alleging breach of fiduciary duty, breach of securities acts, RICO, fraud, etc. against the Johnson family arising out of the actions of Warren D. Johnson, Jr., and the Johnson family in selling restricted founders shares of stock in private sales before the restrictions were lifted. Initial discovery has been completed in this case. The parties to this and the following listed legal action have been in negotiations to reach a settlement. Although no settlement has been reached, the parties continue to consider alternatives.

3) Dianne Johnson and the Johnson Family vs. Natural Solutions Corporation, et al., Case No. 99- 5305, in the Circuit Court in and for Palm Beach County. This is a lawsuit by the Johnson family seeking to rescind the sale of Ice Ban, Inc. (New York) to the Company, which sale occurred in the summer of 1997, based upon alleged fraudulent misrepresentations surrounding the ownership of the so-called Toth patent. The Company has filed an answer, affirmative defenses, and a counterclaim similar to the counterclaim in item b) above. Discovery is proceeding, but the case is not set for trial. The parties to this and the previously listed legal action have been in negotiations to reach a settlement between the parties. Although no settlement has been reached, the parties continue to consider alternatives.

4) Natural Solutions Corporation, et al. v. Sears Oil, et al., Case No. 99-3344. In the Circuit Court in and for Palm Beach County. This is a lawsuit filed on April 6, 1999, by the Company for tortious interference with the Company's rights to the so-called Toth patent acquired by Mr. George Janke from the Hungarian inventors. This action also claims breach of fiduciary duty, breach of a confidentiality agreement by Sears and others acting in concert with Sears. Service has been obtained on most of the Defendants, and motions to dismiss, motions for lack of personal jurisdiction, and motions to transfer to New York are scheduled. Some limited discovery on jurisdiction has been undertaken in this case.

5) Sears Oil Company v. Natural Solutions Corporation, et al., Case No. 99-CV-704-DNH. This is an action filed on January 25, 1999, in New York State Court, but removed to the United States District Court for the Northern District of New York. This action alleges fraudulent misrepresentations by NSC and others based upon the ownership of the Toth patent and fraudulent inducement into a certain contract for the distribution of product in New England based upon NSC's alleged misrepresentations regarding ownership of the Toth patent. The Plaintiff has amended their Complaint to allege patent infringement of the Toth patent. In October 1999 Sears Oil and Sears Petroleum sought a temporary restraining order determining that SeaCo, LLC was the exclusive distributor for Ice Ban products in the New England States. The Judge denied the Plaintiff's request for a temporary restraining order and Sears withdrew its claim for injunctive relief. NSC has answered the complaint and has filed a counterclaim. The case is not set for trial.

6) Ice Ban America, Inc (the former name of NSC). v. Innovative Municipal Products, Inc., Case No. 99-00710, State Court of New York. This lawsuit was filed on March 24, 1999, by NSC to recover two hundred fifty-thousand dollars ($250,000) owed to it by its New York distributor, Innovative Municipal Products. Innovative has filed affirmative defenses and counterclaims based upon alleged misrepresentation regarding the Toth patent. NSC has answered and filed affirmative defenses to the counterclaim. Discovery is ongoing in this case, and it has not been set for trial.


Item 2. Changes in Securities and Use of Proceeds

On March 1, 2000, the company issued 30,000 shares of common stock in settlement of a billing dispute with a supplier. The shares were valued at $22,500 and recorded as advertising expense

Subsequent to April 30, 2000 and in conjunction with a plan to raise up to $3 million in additional investment the Company borrowed $250,000 from a related party on June 1, 2000. This borrowing was in the form of a convertible debenture baring interest at 10% per annum, secured by the assets of the Company and maturing June 1, 2005. Prior to repayment, the principal and accrued and unpaid interest may be converted into the Company's common stock at a price of $0.25 per share. As a condition of the loan, the Company amended certain provisions of the convertible debenture issued on August 11, 1999. The amended terms include;
a) the revision in the common stock conversion rate from $0.75 per share to $0.25 per share and b) secured the convertible debenture with the assets of the Company. In addition, the Company replaced the two detachable warrants, issued in conjunction with the convertible debenture issued on August 11, 1999 amending the common stock exercise price from $0.75 per common share to $0.25 per share.

Item 3.  Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

On April 27, 2000 Mr. George Janke, a co-founder, former chairman, director, and CEO of the Company passed away. The following paragraphs, which discussed his passing, were included in a press release and subsequently filed Form 8-K.

Chesapeake, Virginia 5/1/00; Natural Solutions Corporation (OTC PS: ICEBE), Natural Solutions Corporation's Chairman of the Board, Dr. M.G. (Pat) Robertson, reported that Mr. George Janke, co- founder and former Chairman and CEO of the Company passed away last week.

Dr. Robertson stated, "I am deeply saddened to report that Mr. George Janke passed away last week. George was the co-inventor of Ice Ban and Roadbind, and co-founder of Natural Solutions Corporation. His contributions to the Company cannot be measured and his insights will be sorely missed." Dr. Robertson added, "We are fortunate that nearly a year ago, George had the foresight to begin transferring leadership of the Company to others. Prior to this past winter season, we began establishing a new management team and that process was completed in March. Although we will miss George's insights and experience, Natural Solutions' management is continuing to press toward the long-term success of the Company."

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit      Description
--------     --------------------
4.2    (1)   First Amendment to Convertible Debenture due August 31, 2001

4.3    (1)   Natural Solutions Corporations Convertible Debenture for the benefit of M.G.
             Robertson dated June 1, 2000.

4.5    (1)   Natural Solutions Corporation Stock Purchase Warrant No. W-3A dated June 1,
             2005.

10.25  (1)   Security Agreement relating to the Convertible Debenture dated June 1, 2000.

27     *     Financial Data Schedule

--------------------------------------
(1)  Filed with 13D on 6/15/2000
*    Filed herewith


     (b)  No Reports on Form 8-K were filed  during the quarter  ended April 30,
          2000

                                   SIGNATURES
                              ---------------------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Natural Solutions Corporation
                                        (Registrant)

Date:June 14, 2000                    By:/s/ Jimmy W. Foshee
                                           --------------------
                                           Jimmy W. Foshee
                                           President

                                       By:/s/ Michael D. Klansek
                                           ----------------------
                                           Michael D. Klansek
                                           Chief Financial Officer and Treasurer