Form 10QSB/A
period 2000-04-30
NATURAL SOLUTIONS CORP
filed 2000-06-29
CIK 1096594

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

/s/ Michael F.  Cronin
Michael F. Cronin, CPA
June 14, 2000

                          NATURAL SOLUTIONS CORPORATION
                           Consolidated Balance Sheets


                                                  (Unaudited)           (Unaudited)
                                                 April 30, 2000        April 30, 1999        July 31, 1999
                                               ------------------    ------------------    ------------------

Current Assets:
   Cash and Cash Equivalents                             $126,252              $96,439                    $0
   Accounts Receivable - Trade                            110,020              445,382                86,339
   Other Receivables                                        9,968                  183                 5,375
   Inventories                                            671,209              630,494               626,872
   Prepaid Expenses                                        21,918              100,849                62,736
                                               ------------------    ------------------    ------------------
       Total Current Assets                               939,367            1,273,347               781,322

Property and Equipment, net                                93,561              126,953               112,453
Investment in Affiliate                                    18,750              233,713                18,750
Licensing Agreement, net                                  364,259              455,300               419,620
Deferred Tax Asset                                              -              217,606                     -
Amounts Due From Related Parties                          212,908              157,467                54,741
Other                                                       3,686                3,686                 3,686
                                               ------------------    ------------------    ------------------
                                                       $1,632,531           $2,458,072            $1,390,572
                                               ==================    ==================    ==================

Current Liabilities:
   Accounts Payable - Trade                               876,317              730,690            1,115,754
   Accrued Expenses                                       282,875               18,422              235,597
   Note Payable                                            60,000                    -                    -
   Current Portion of Long Term Debt                       82,000               82,000               82,000
   Current Portion of Related Party Debt                                        61,951              124,968
                                               ------------------    ------------------    ------------------
       Total Current Liabilities                        1,301,192              893,063            1,558,319

Long Term Debt to Related Parties                         257,000              313,762              132,032
Convertible Debenture                                     750,000

Stockholders' Equity:
Preferred Stock, $0.01 par value,
     20,000,000 shares authorized, no shares
     have been issued or are outstanding                        -                    -                    -
Common Stock, $0.01 par value,
     55,000,000 shares authorized,
     20,026,540 issued and outstanding                     20,297               15,997                15,997
Additional Paid-in Capital                              5,957,324            4,943,337             4,939,124
Other Comprehensive Income                               (121,727)                   -              (121,727)
Accumulated Deficit                                    (6,531,555)          (3,708,087)           (5,133,173)
                                               ------------------    ------------------    ------------------
   Total Stockholders' Equity                            (675,661)           1,251,247              (299,779)
                                               ------------------    ------------------    ------------------
                                                       $1,632,531           $2,458,072            $1,390,572
                                                =================    ==================    ==================



   The accompanying notes are an integral part of these financial statements.
        The interim financial statements include all adjustments, which, in the opinion of the management, are necessary
            in order to make the financial statements not mislieading.

                          NATURAL SOLUTIONS CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                For the Three Months             For the Nine Months
                                                  Ended April 30,                  Ended April 31,
                                             2000             1999              2000              1999
                                        --------------    -------------    --------------    --------------
Net Sales                                     $256,037         $201,302        $1,388,770       $1,744,101
Costs Applicable to Sales                      318,418          161,418         1,161,942        1,218,609
                                        --------------    -------------    --------------    --------------
      Gross Profit(loss)                       (62,381)          39,884           226,828          525,492

Selling and Administrative Expenses            507,359          418,905         1,572,711        1,375,578
                                        --------------    -------------    --------------    --------------
      Losses from Operations                  (569,740)        (379,021)       (1,345,883)        (850,086)

Other Expense, net                             (20,515)           1,428           (52,499)           1,428
                                        --------------    -------------    --------------    --------------
Net Loss Before Taxes                         (590,255)        (377,593)       (1,398,382)        (848,658)

Income Taxes                                         -                -                 -                -

Net Loss                                     ($590,255)       ($377,593)      ($1,398,382)       ($848,658)
                                        ==============    =============    ==============    ==============

Weighted Average Common Shares
  Outstanding                               20,006,540       15,964,843        19,003,207       15,928,975
                                        --------------    -------------    --------------    --------------
Loss per Share                                 ($0.03)          ($0.02)            ($0.07)          ($0.05)
                                        ==============    =============    ==============    ==============




   The accompanying notes are an integral part of these financial statements.
        The interim financial statements include all adjustments, which, in the opinion of the management, are necessary
            in order to make the financial statements not mislieading.

                          NATURAL SOLUTIONS CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                   For the Six Months Ended April 30,
                                                                      2000                     1999
                                                               -------------------        --------------

Operating Activities:
Net Loss                                                              ($1,398,382)            ($848,658)
Non-Cash Expenses Included in Net Loss:
    Depreciation and Amortization                                          88,896                90,990
    Bad Debts                                                                   -               (20,582)
    Product and Services Purchased for Stock
       and Options                                                              -               381,169
Adjustments to Reconcile Net Loss to Cash
  Provided (Consumed) by Operating Activities:
    (Increase) in Accounts Receivable                                     (23,681)             (106,304)
    (Increase) in Other Receivables                                        (4,593)
    (Increase) Decrease in Inventories                                    (44,337)               68,088
    (Increase) in Prepaid Expenses                                         40,818                (3,284)
    Increase in Accounts Payable and
       Accrued Expenses                                                  (206,802)              301,195
                                                               -------------------        --------------
Cash Consumed by Operating Activities                                  (1,548,081)
                                                                                               (137,386)

Financing Activities:
    Proceeds from Issuance of Note Payable                                 60,000                     -
    Proceeds from Issuance of Long Term Debt                              750,000
                                                                                                118,713
    Proceeds from Issuance of Common Stock                              1,022,500                     -
                                                               -------------------        --------------
Cash Generated by Financing Activities                                  1,832,500
                                                                                                118,713

Investing Activities:
    Acquisition of Equipment                                                    -               (21,228)
    Advances and Charges to Related Parties                              (158,167)               (4,943)
    Payments Received on Advances to Related
      Parties                                                                   -                60,995
    Investment in Affiliate                                                     -              (123,713)
                                                               -------------------        --------------
Cash Provided (Used) in Investing Activities                             (158,167)              (88,889)

Net Increase (Decrease) in Cash                                           126,252              (107,562)

Cash and Cash Equivalents - Beginning                                           -               125,265
                                                               -------------------        --------------
Cash and Cash Equivalents - Ending                                       $126,252               $17,703
                                                               ===================        ==============



   The accompanying notes are an integral part of these financial statements.
        The interim financial statements include all adjustments, which, in the opinion of the management, are necessary
            in order to make the financial statements not mislieading.

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

Selling and administrative expenses totaled $507,359 compared to $418,905 for the same period last year. Increases in marketing costs, rent associated with moving the Company's headquarters to Virginia, additional legal fees associated with the continuing litigation, and increased insurance costs were primarily responsible for the increase in selling and administrative expenses of $88,454.

Losses from operations totaled $569,740 compared to losses in the prior year of $379,021, an increase of $190,719. Other expenses totaled $20,515 bringing the net loss to $590,255 compared to a net loss of $377,593 for the same period last year.

While the new management is in the process of a wide-ranging assessment of each cost item as well as the marketing and sales efforts, it is too early in the process to predict the steps management will institute as a result. But management has increased and will continue to seek to increase sales, lower fixed costs as a percentage of sales and either settle or see through to successful conclusion the non-productive litigation, which this year has burdened the Company's bottom line. There can be no assurances that such efforts will be successful.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

1) Jeffrey Johnson v. Natural Solutions, Case No. CL-99-3185 in the Circuit Court in and for Palm Beach County, Florida. This was a lawsuit by Mr. Johnson filed on March 26, 1999, seeking to enforce his employment agreement. The employment agreement called for arbitration and the Company successfully moved to have the case arbitrated. Johnson has filed an arbitration proceeding and the Company has responded with an answer and defenses. This matter is currently being arbitrated.

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

                                       Natural Solutions Corporation
                                        (Registrant)

Date:June 28, 2000                    By:/s/ Jimmy W. Foshee
                                           --------------------
                                           Jimmy W. Foshee
                                           President

                                       By:/s/ Michael D. Klansek
                                           ----------------------
                                           Michael D. Klansek
                                           Chief Financial Officer and Treasurer