Form 10QSB/A
period 2000-01-31
NATURAL SOLUTIONS CORP
filed 2000-10-03
CIK 1096594

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                             Form 10-QSB Amendment 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the quarter ended: January 31, 2000

Commission file no.:  0-28155

                          NATURAL SOLUTIONS CORPORATION
                  --------------------------------------------
           (Name of small business issuer as specified in its charter)

                Nevada                                          88-0367024
-------------------------------                             -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)

100 Volvo Parkway, Suite 200
Chesapeake, Virginia                                             23320
----------------------------------------                      --------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number :         (757) 548-4242

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange on
Title of each class                                     which registered

     None                                                   None
-------------------------                        -------------------------

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


Consolidated Balance Sheets as of
January 31, 2000 and 1999, and July 31, 1999................................F-2

Consolidated Statements of Operations for the Three and Six Months Ended
January 31, 2000 and 1999...................................................F-3

Statements of Consolidated Cash Flows for the Six Months Ended
January 31, 2000 and 1999...................................................F-4

Notes to the Consolidated Financial Statements..............................F-5

                          NATURAL SOLUTIONS CORPORATION
                           Consolidated Balance Sheets

                                                (Unaudited)           (Unaudited)
                                              January 31, 2000      January 31, 1999       July 31, 1999
                                             -------------------    ------------------    ------------------
Current Assets:
    Cash and Cash Equivalents                $    146,596           $      65,559         $         0
    Accounts Receivable - Trade                   731,301                 642,124              86,339
    Other Receivables                             187,431                  74,643               5,375
    Inventories
    Prepaid Expenses
                                             -------------------   -------------------    ------------------
       Total Current Assets                     1,895,238               1,294,377             781,322


Property and Equipment, net                       103,453                 127,488             112,453
Investment in Affiliate                            18,750                 110,000              18,750
Licensing Agreement, net                          386,118                 470,980             419,620
Other                                                 905                 218,511                 905
                                             -------------------   -------------------    ------------------
                                             $  2,404,464           $   2,221,356         $ 1,333,050
                                             ===================   ===================    ==================

Current Liabilities:
    Accounts Payable - Trade                    1,106,215                 552,839           1,115,754
    Accrued Expenses                              259,923                  13,444             180,856
    Note Payable                                   60,000                       -                   -
    Current Portion of Long Term Debt              82,000                  82,000              82,000
    Current Portion of Related Party Debt                                  61,951             124,968
                                             -------------------   -------------------    ------------------
       Total Current Liabilities                1,508,138                 710,234            1,503,578


Long Term Debt to Related Parties                 257,000                 195,049              132,032
Convertible Debenture                             750,000
Stockholders' Equity:
    Preferred Stock, $0.01 par value,
      20,000,000 shares authorized, no shares
      have been issued or are outstanding               -                       -                    -
    Common Stock, $0.01 par value,
      55,000,000 shares
    authorized,
      19,996,540 issued and outstanding
                                                   19,997                  15,993               15,997
    Additional Paid-in Capital                 12,766,954              11,738,988           11,770,954
    Other Comprehensive Income
    Accumulated Deficit                       (12,801,375)            (10,438,908)         (11,993,261)
                                             -------------------   -------------------    ------------------
       Total Stockholders' Equity                (110,674)              1,316,073             (302,560)
                                             -------------------   -------------------    ------------------
                                             $  2,404,464           $   2,221,356         $  1,333,050
                                             ===================   ===================    ==================



                 The accompanying notes are an integral part of
                          these financial statements.

                          NATURAL SOLUTIONS CORPORATION
                      Consolidated Statement of Operations


                                          For the Three Months Ended           For the Six Months Ended
                                           2000              1999              2000             1999
                                      ---------------   ---------------   ---------------  ---------------
Net Sales                                   $939,396          $914,492        $1,132,733       $1,542,799

Costs Applicable to Sales                    647,081           551,406           843,524        1,017,823
                                      ---------------   ---------------   ---------------  ---------------
    Gross Profit                             292,315           363,086           289,209          524,976

Selling and Administrative Expenses          580,968           717,204         1,065,352        1,266,736
                                      ---------------   ---------------   ---------------  ---------------

    Losses from Operations                  (288,653)         (354,118)         (776,143)        (741,760)

Other Expense, net                           (19,095)                -           (31,984)               -
                                      ---------------   ---------------   ---------------  ---------------

Net Loss Before Taxes                       (307,748)         (354,118)         (808,127)        (741,760)

Income Taxes                                       -                 -                 -                -
                                      ---------------   ---------------   ---------------  ---------------

Net Loss                                   ($307,748)        ($354,118)        ($808,127)       ($741,760)
                                      ===============   ===============   ===============  ===============

Weighted Average Common Shares
  Outstanding                             17,923,733        15,929,306        17,923,733       15,915,827
                                      ---------------   ---------------   ---------------  ---------------
Loss per Share                               ($0.02)           ($0.02)           ($0.05)          ($0.05)
                                      ===============   ===============   ===============  ===============


                 The accompanying notes are an integral part of
                          these financial statements.

                          NATURAL SOLUTIONS CORPORATION
                      Consolidated Statement of Cash Flows

                                                                 For the Six Months  Ended January 31
                                                                      2000                 1999
                                                                 ---------------      ---------------
Operating Activities:
Net Loss                                                             ($808,127)           ($741,760)
Non-Cash Expenses Included in Net Loss:
    Depreciation and Amortization                                       42,515               60,360
    Bad Debts                                                                -              289,481
    Product and Services Purchased for Stock
       and Options                                                           -              370,463
Adjustments to Reconcile Net Loss to Cash
  Provided (Consumed) by Operating Activities:
    (Increase) in Accounts Receivable                                 (644,963)            (479,951)
    (Increase) in Other Receivables                                   (182,056)
    (Increase) Decrease in Inventories                                (100,788)             293,224
    (Increase) in Prepaid Expenses                                     (39,513)              (9,128)
    Increase in Accounts Payable and Accrued Expenses                   69,528              118,366
                                                                 ---------------      ---------------
Cash Consumed by Operating Activities                               (1,663,404)             (98,945)

Financing Activities:
    Proceeds from Issuance of Note Payable                              60,000                    -
    Proceeds from Issuance of Long Term Debt                           750,000                    -
    Proceeds from Issuance of Common Stock                           1,000,000                    -
                                                                 ---------------      ---------------
Cash Generated by Financing Activities                               1,810,000                    -

Investing Activities:
    Acquisition of Equipment                                                 -              (16,813)
    Advances to Related Parties                                              -               (4,943)
    Payments Received on Advances to Related Parties                         -               60,995
                                                                 ---------------      ---------------
Cash Provided (Used) in Investing Activities                                 -               39,239

Net Increase (Decrease) in Cash                                        146,596              (59,706)

Cash and Cash Equivalents - Beginning                                        -              125,265
                                                                 ---------------      ---------------
Cash and Cash Equivalents - Ending                                    $146,596              $65,559
                                                                 ===============      ===============

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

4. Natural Solutions Corporation and Ice Ban USA, Inc. vs. Sears Oil, Sears Petroleum, et al., Case No. 99-3344. In the Circuit Court in and for Palm Beach County. This is a lawsuit filed on April 6, 1999, by the Company and Ice Ban USA for tortious interference with the Company s rights to the so-called Toth patent acquired by Mr. George Janke from the Hungarian inventors. This action also claims breach of fiduciary duty, breach of a confidentiality agreement by Sears and others acting in concert with Sears. Service has been obtained on most of the Defendants, and motions to dismiss, motions for lack of personal jurisdiction, and motions to transfer to New York are scheduled. Some limited discovery on jurisdiction has been undertaken in this case.

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

Item 5.  Other Information

On March17, 2000, Joseph S. Kroll, voluntarily resigned his position with the Company as Vice President and Chief Operating Officer. His duties have been assigned to the President, Jim W. Foshee, and Chief Financial Officer, Michael
D. Klansek, among others. The Company believes there will be no material impact to its operations as a result of Mr. Kroll's resignation.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
------------    ----------------------------------------------------
4.1       *     Stock Purchase Agreement dated October 31, 1999

10.24     *     Office Lease dated January 10, 2000

27        *     Financial Data Schedule
--------------------------------------

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended January 31, 2000


                                   SIGNATURES
                                  -----------------

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Natural Solutions Corporation (Registrant)

Date: October 2, 2000    By: /s/ Jimmy W. Foshee
                         -------------------------
                         Jimmy W. Foshee, President

                         By:/s/ Michael D. Klansek
                          Michael D. Klansek, Treasurer
                           and Chief Financial Officer