Form 10QSB/A
period 2000-04-30
NATURAL SOLUTIONS CORP
filed 2000-10-03
CIK 1096594

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


Consolidated Balance Sheets as of April 30, 2000 and 1999,
     and July 31, 1999.....................................................F-2

Consolidated Statements of Operations for the Three and Nine Months Ended
     April 30, 2000 and 1999...............................................F-3

Statements of Consolidated Cash Flows for the Nine Months Ended
     April 30, 2000 and 1999...............................................F-4

Notes to the Consolidated Financial Statements.............................F-5

                          NATURAL SOLUTIONS CORPORATION
                           Consolidated Balance Sheets

                                                (Unaudited)           (Unaudited)
                                               April 30, 2000        April 30, 1999        July 31, 1999
                                             -------------------   -------------------  --------------------
Current Assets:
    Cash and Cash Equivalents                          $126,252               $96,439                    $0
    Accounts Receivable - Trade                         110,020               445,382                86,339
    Other Receivables                                     9,968                   183                 5,375
    Inventories                                         671,209               630,494               626,872
    Prepaid Expenses                                     21,918               100,849                62,736
                                             -------------------   -------------------  --------------------
       Total Current Assets                             939,367             1,273,347               781,322

Property and Equipment, net                              93,561               126,953               112,453
Investment in Affiliate                                  18,750               233,713                18,750
Licensing Agreement, net                                364,259               445,300               419,620
Deferred Tax Asset                                            -               217,606                     -
Amounts Due From Related Parties                        212,908               157,467                54,741
Other                                                       905                   905                   905
                                             -------------------   -------------------  --------------------
                                                     $1,629,750            $2,455,291            $1,387,791
                                             ===================   ===================  ====================

Current Liabilites:
    Accounts Payable - Trade                            876,317               730,690             1,115,754
    Accured Expenses                                    282,875                18,422               235,597
    Note Payable                                         60,000                                           -
    Current Portion of Long Term Debt                    82,000                82,000               82,000
    Current Portion of Related Party Debt                     -                61,951              124,968
                                             -------------------   -------------------  --------------------
       Total Current Liabilities                      1,301,192               893,063            1,558,319

Long Term Debt to Related Parties                       257,000               313,762              132,032
Convertible Debenture                                   750,000                     -                    -

Stockholders' Equity:
    Preferred Stock, $0.01 par value,
      20,000,000 shares authorized, no shares
      have been issued or are outstanding                     -                     -                    -
    Common Stock, $0.01 par value,
      55,000,000 shares authorized,
      19,996,540 issued and outstanding                  20,297                15,997               15,997
    Additional Paid-in Capital                       12,789,154            11,775,167           11,770,954
    Other Comprehensive Income                          (96,250)                    -              (96,250)
    Accumulated Deficit                             (13,391,643)          (10,542,698)         (11,993,261)
                                             -------------------   -------------------  --------------------
       Total Stockholders' Equity                      (678,442)            1,248,466             (302,560)
                                             -------------------   -------------------  --------------------
                                                     $1,629,750            $2,455,291           $1,387,791
                                             ===================   ===================  ====================


                 The accompanying notes are an integral part of
                          these financial statements.

                          NATURAL SOLUTIONS CORPORATION
                      Consolidated Statements of Operations

                                      For the Three Months Ended              For the Nine Months Ended
                                                 April 30                              April 30
                                          2000              1999                2000              1999
                                     ---------------   ---------------     ---------------   ---------------
Net Sales                                  $256,037          $201,302          $1,388,770        $1,744,101
Costs Applicable to Sales                   318,418           161,418           1,161,942         1,218,609
                                     ---------------   ---------------     ---------------   ---------------
    Gross Profit (Loss)                     (62,381)           39,884             226,828           525,492

Selling and Administrative Expenses         507,359           418,905           1,572,711         1,375,578
                                     ---------------   ---------------     ---------------   ---------------
    Losses from Operations                 (569,740)         (379,021)         (1,345,883)         (850,086)

Other Expense, net                          (20,515)            1,428             (52,499)            1,428
                                     ---------------   ---------------     ---------------   ---------------
Net Loss Before Taxes                      (590,255)         (377,593)         (1,398,382)         (848,658)

Income Taxes                                      -                 -                   -                 -
                                     ---------------   ---------------     ---------------   ---------------
Net Loss                                  ($590,255)        ($377,593)        ($1,398,382)        ($848,658)
                                     ===============   ===============     ===============   ===============

Weighted Average Common Shares
  Outstanding                            20,006,540        15,964,843          19,003,207        15,928,975
                                     ---------------   ---------------     ---------------   ---------------
Loss per Share                              ($0.03)           ($0.02)             ($0.07)           ($0.05)
                                     ===============   ===============     ===============   ===============



                 The accompanying notes are an integral part of
                          these financial statements.

                          NATURAL SOLUTIONS CORPORATION
                      Consolidated Statements of Cash Flows

                                                                        For the Nine Months Ended
                                                                                April 30
                                                                         2000             1999
                                                                    ---------------  ----------------
    Operating Activities:
    Net Loss                                                          ($1,398,382)        ($848,658)
    Non-Cash Expenses Included in Net Loss:
       Depreciation and Amortization                                       88,896            90,990
       Bad Debts                                                                -           (20,582)
       Product and Services Pruchased for Stock
          and Options                                                           -           381,169
    Adjustments to Reconcile Net Loss to Cash
      Provided (Consumed) by Operating Activities:
       (Increase) in Accounts Receivable                                  (23,681)         (106,304)
       (Increase) in Other Receivables                                     (4,593)                -
       (Increase) Decrease in Inventories                                 (44,337)           68,088
       (Increase) Decrease in Prepaid Expenses                             40,818            (3,284)
       Increase (Decrease) in Accounts Payable and
          Accrued Expenses                                               (206,802)          301,195
                                                                    ---------------  ----------------
    Cash Consumed by Operating Activities                              (1,548,081)          (137,386)

    Financing Activities:
       Proceeds from Issuance of Note Payable                              60,000                  -
       Proceeds from Issuance of Long Term Debt                           750,000            118,713
       Proceeds from Issuance of Common Stock                           1,022,500                  -
                                                                    ---------------  ----------------
    Cash Generated by Financing Activities                              1,832,500            118,713

    Investing Activities:
       Acquisition of Equipment                                                 -            (21,228)
       Advances and Charges to Related Parties                           (158,167)            (4,943)
       Payments Recevied on Advances to Related
         Parties                                                                -             60,995
       Investment in Affiliate                                                  -           (123,713)
                                                                    ---------------  ----------------
    Cash Provided (Used) in Investing Activities                         (158,167)           (88,889)

    Net Increase (Decrease) in Cash                                       126,252           (107,562)

    Cash and Cash Equivalents - Beginning                                       -            125,265
                                                                    ---------------  ----------------
    Cash and Cash Equivalents - Ending                                   $126,252            $17,703
                                                                    ===============  ================


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

Losses from operations totaled $547,240 compared to losses in the prior year of $379,021, an increase of $168,219. Other expenses totaled $20,515 bringing the net loss to $567,755 compared to a net loss of $377,593 for the same period last year.

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

Liquidity and Capital Resources:

In the nine months ended April 30, 2000, operating activities consumed $1,525,581 in cash as compared to $137,386 of cash consumed in the comparable period in 1999. This increase in cash consumed from fiscal year 1999 to 2000 is largely due to increases in receivables and inventories associated with the timing of sales, which occurred later in the current year winter selling season compared to the same period last year. In addition, accounts payable and accrued expenses were reduced by $206,802 compared to an increase of $301,195 for the comparable prior period. Finally, cash consumed by operations in the prior year was reduced by the issuance of stock and options to purchase product and services totaling $381,169. That practice was discontinued in the current year.

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

2) Dianne Johnson, et al. v. Natural Solutions, et al., Case No. 99-8228, United States District Court, Southern District of Florida. This lawsuit was filed on March 26, 1999 by the Johnson family, seeking damages for alleged breach of various security regulations and laws by NSC. The Company has successfully filed two Motions to Dismiss. The Johnson family has filed a second amended complaint, which NSC has also moved to dismiss. NSC has filed a counterclaim to rescind the sale of founders stock issued to the plaintiffs. The stock owned by the Johnson family is founders stock for which the Johnson family paid approximately $4,000 to the Company. Recently NSC has filed a substantial counterclaim, alleging breach of fiduciary duty, breach of securities acts, RICO, fraud, etc. against the Johnson family arising out of the actions of Warren D. Johnson, Jr., and the Johnson family in selling restricted founders shares of stock in private sales before the restrictions were lifted. Initial discovery has been completed in this case. The parties to this and the following listed legal action have been in negotiations to reach a settlement. Although no settlement has been reached, the parties continue to consider alternatives.

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

7) Natural Solutions Corporation v. Terrabind International, Inc., Richard Jurgenson, Joseph Kroll, Richard Weinert: This case was filed by the Company on May 15, 2000 in the Circuit Court of Palm Beach County, Florida, seeking damages and injunctive relief against three former corporate officers, who formed Terrabind International, Inc. The lawsuit claims that the three officers breached their fiduciary duties to the Company by usurping certain corporate opportunities, both in prospective sales and potential patent applications, in the Company's Roadbind America Division. The pre-suit investigation uncovered a substantial sale to Yakima, Washington that was directed from Roadbind America to Terrabind. The action seeks damages and injunctive relief to prevent usurpation of other corporate opportunities and inventions developed by the Company.


Item 2. Changes in Securities and Use of Proceeds

On March 1, 2000 the Company issued 30,000 shares of common stock in settlement of a billing dispute with a supplier. The shares were valued at $22,500 and recorded as advertising expense.

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

Chesapeake, Virginia 5/1/00; Natural Solutions Corporation (OTC PS: ICEBE), Natural Solutions Corporation's Chairman of the Board, Dr. M.G. (Pat) Robertson, reported that Mr. George Janke, co-founder and former Chairman and CEO of the Company passed away last week.

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


Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------  ------------------------------------------------------------
4.2          First Amendment to the Convertible Debenture Due August 2001

4.3          Convertible Debenture dated June 1, 2000

4.4          Stock Purchase Warrant W-3A

10.25        Security Agreement

27   *       Financial Data Schedule

--------------------------------------

*    Filed herewith

     (b)  No Reports on Form 8-K were filed  during the quarter  ended April 30,
          2000

                                   SIGNATURES
                              --------------------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Natural Solutions Corporation (Registrant)

Date: October 2, 2000     By: /s/ Jimmy W. Foshee
                              -----------------------
                             Jimmy W. Foshee, President

                          By: /s/ Michael D. Klansek
                              -----------------------
                              Michael D. Klansek, Treasurer
                              and Chief Financial Office