Form 10KSB
period 2000-07-31
NATURAL SOLUTIONS CORP
filed 2000-10-30
CIK 1096594

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended July 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT Commission file no.: 0-28155

                          Natural Solutions Corporation
           -----------------------------------------------------------
               (Name of Small Business Registrant in its charter)

             Nevada                                       88-0367024
-----------------------------------               --------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                         Identification No.)

    100 Volvo Parkway, Suite 200
     Chesapeake, Virginia                                          23320
-----------------------------------------------                -------------
(Address of principal executive offices)                       (Zip Code)

 Registrant's telephone number, including area code:   (757) 548-4242

Securities to be registered under Section 12(b) of the Act:

       Title of each class                       Name of each exchange on which
       to be so registered                        each class to be registered

                 None                                      None
----------------------------------            ----------------------------------

Securities to be registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                     ---------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                       Donald F. Mintmire, Esq.
                                       Mintmire & Associates
                                       265 Sunrise Avenue, Suite 204
                                       Palm Beach, FL 33480
                                       Tel: (561) 832-5696
                                       Fax: (561) 659-5371

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]            No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Registrant's revenue for the fiscal year ended July 31, 2000. $1,613,076

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of July 31, 2000 was $2,098,606 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 20,026,540 shares of the registrant's common stock outstanding as of July 31, 2000.

 DOCUMENTS INCORPORATED BY REFERENCE:            None

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            SUMMARY TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business.
Item 2.   Description of Property.
Item 3.   Legal Proceedings.
Item 4.   Submission of Matters to a Vote of Security Holders.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
Item 6.   Management's Discussion and Analysis or Plan of Operation.
Item 7.   Financial Statements.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10.  Executive Compensation.
Item 11.  Security Ownership of Certain Beneficial Owners and Management.
Item 12.  Certain Relationships and Related Transactions.
Item 13.  Exhibits, List and Reports on Form 8-K.

                                     PART I

Forward Looking Statements

This Form 10-KSB includes "forward looking statements". All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward- looking statements.

Item 1.  Description of Business.
         (a) Business Development

Ice Ban America, Inc., a Nevada corporation was incorporated on August 14, 1996. On December 7, 1998, Ice Ban America, Inc. changed its name to Natural Solutions Corporation (hereinafter referred to as "NSC" or the "Company"). NSC was formed to market agricultural by-products for use as anti-icing and de-icing agents under the trade name, ICE BAN(R). The Company later expanded into providing dust control and road stabilization agents. On December 24, 1996, NSC's common stock first began trading on the NASD Over-the-Counter (OTC) Bulletin Board under the stock symbol "ICEB" (OTC BB:ICEB). Pursuant to Rule 6530 adopted by NASDAQ, the Company filed Form 10-SB on November 17, 1999 in order to become a fully reporting company in accordance with the Securities Exchange Act of 1934. On November 19, 1999, the Company's stock symbol changed to "ICEBE". On December 14, 1999, the Company's stock symbol was removed from the OTC BB and is presently listed on the Over-the-Counter Pink Sheets (OTC PS). NSC has retained "ICEB" as its stock symbol.

The SEC informed the Company on October 11, 2000 that the Company's Form 10-SB had been declared effective. The Company has begun taking steps toward returning to the OTC BB.

NSC's current address is 100 Volvo Parkway, Suite 200, Chesapeake, Virginia 23320. The Company's Web-site address is http://www.naturalsolutionscorp.com. The Company's telephone number is (757) 548-4242 and the consumer information number is 1-888-ICEBAN-1.

On August 31, 1996, NSC entered into a renewable, seven year, exclusive licensing agreement with Ice Ban USA, Inc. ("IBUSA") to exploit certain patents, patents pending and trademarks assigned to IBUSA. IBUSA is a Company partially owned by a trust created by ICE BAN(R)'s co-inventor Mr. George Janke ("Mr. Janke"), and by NSC's chairman, Dr. M.G. Robertson ("Dr. Robertson"). On April 27, 2000, Mr. Janke passed away. The patents cover the use of agricultural by-products as road de-icing and anti-icing agents. The product is currently marketed as ICE BAN(R). The territory granted under this license includes all of the United States.

On March 30, 1998, IBUSA and NSC entered into an addendum to their previous agreement, whereby NSC acquired the right to market the trademarked and patent-pending product, TEMBIND(R), which is a biodegradable, non-corrosive dust control and road stabilization product for use in the maintenance of unpaved roads. The Company now markets this product under the trademarked brand RB ULTRA(TM). ICE BAN(R) and RB ULTRA(TM) are the primary products offered by the Company.

The above license agreement, as amended, requires a quarterly royalty payment of 2% of sales, but not to exceed $3.00 per ton nor to be less than $2.00 per ton. [See Part III, Item 12, Certain Relationships and Related Transactions.]

On February 21, 1997, the Company entered into an agreement to sell common stock to Minnesota Corn Processors Company ("Minnesota Processors") in exchange for supplies of the raw material by-product which Minnesota Processors produces and which the Company uses to produce ICE BAN(R). This arrangement provided the Company with nearly fifty percent (50%) of the Company's product supply. In accordance with this agreement, on February 21, 1997, the Company committed one million one hundred seventy thousand (1,170,000) shares of common stock to Minnesota Processors for the purchase of raw materials provided by Minnesota Processors for the ICE BAN(R) product. Over the life of the contract, the shares that were issued had a fair market value of $296,827 and as of July 31, 2000 represent 65,966 shares or 0.21% of the issued and outstanding capital stock of the Company on a fully diluted basis. The amount of raw material supplied by Minnesota Processors was derived from a formula based on the market value of the product and the price of the Company's stock at the time of shipment, based upon a formula agreed to between the Company and Minnesota Processors. The contract provided: (1) Minnesota Processors agreed to conduct laboratory and field testing of ICE BAN(R), (2) Minnesota Processors agreed to use its resources to promote further development of ICE BAN(R), (3) Minnesota Processors agreed to provide tankage and distribution as well as sales and service in its market, (4) Minnesota Processors agreed to confidentiality and non-compete provisions, (5) the Company granted Minnesota Processors an option to purchase an additional one million one- hundred seventy thousand (1,170,000) shares on the same terms as previously agreed to, and (6) NSC granted Minnesota Processors pre-emptive rights to maintain a 15% stake in the Company. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule

506 of Regulation D ("Rule 506"),  promulgated  thereunder,  andss.80A.15 (Subd.
2)(h) of the Minnesota Code. This agreement was superceded by a supply agreement on October 19, 1999.

On July 29, 1997, in an exchange of stock, the Company acquired Ice Ban, Inc. ("IBNY"), the only licensee with territorial rights to ICE BAN(R) in the U.S. (i.e. upstate New York and Erie, Pennsylvania) which were not included in the original license to the Company. The Company issued one million three hundred thousand (1,300,000) shares of its restricted common stock to acquire 100% of the common stock of IBNY. At the time that the shares were issued, the shares had a fair market value of $6,916,000 and as of July 31, 2000 represent 4.2% of the issued and outstanding capital stock of the Company on a fully diluted basis. As a result of this acquisition of IBNY, the Company's license now extends to the entire United States. In acquiring IBNY, the Company also acquired the national distribution rights from IBUSA to the TEMBIND(R) product. As part of the transaction, IBNY was obligated to assign the above rights to IBUSA with the further agreement that IBUSA would assign the rights to the Company or its designee, which it did, in consideration for one hundred thousand (100,000) shares of the Company's common stock. The shares had a fair market value of $531,900 on the date of the transfer, and represent 0.33% of the issued and outstanding capital stock of the Company. As part of this transaction, the above mentioned 100,000 shares of the Company's common stock were issued to IBUSA in consideration for IBUSA's expansion of the license of ICE BAN(R) products to upstate New York and Erie County, Pennsylvania. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506.

On October 17, 1997, the Company formed Tembind America, Inc. as a wholly owned subsidiary to market the TEMBIND(R) product in the United States. On November 3, 1998, the Company changed the name of this subsidiary to Roadbind America, Inc. ("Roadbind"). At that time, the Company also discontinued use of the TEMBIND(R) brand name and began marketing its dust control and road stabilization product under brand names more related to its product distinctions. The Company now uses the trademarked name RB ULTRA(TM).

On July 7, 1998, the Company formed a separate corporation named Natural Solutions Corporation with the purpose of changing the name of the Company from Ice Ban America, Inc. to Natural Solutions Corporation. The newly formed corporation's name was changed to Ice Ban America, Inc. on December 7, 1998 and on that date the Company changed its name to Natural Solutions Corporation. The new name was adopted to better describe the Company's commitment to developing and marketing environmentally friendly product. The Company believes the new name is more suggestive of the year round nature of the Company's operations. As a result of these events, NSC has a wholly owned subsidiary named Ice Ban America, Inc. ("IBA").
On July 8, 1998, the Company, Sears Petroleum & Transport, Corp. ("Sears") and Innovative Municipal Products, Inc. ("IMUS") created a limited liability company, named Sears Environmental Applications Company, L.L.C. ("SEACO"), and executed an Operating Agreement for the operation of SEACO. Each of the three parties own a one-third interest in SEACO. SEACO's Articles of Organization were filed with the New York Secretary of State. The purpose of SEACO was to engage in the sale and distribution of ICE BAN(R), TEMBIND(R), and other related products.

On November 10, 1998, ICE BAN(R) and its co-inventor, Mr. Janke, were awarded the prestigious Charles W. Pankow Innovative Applications Award for 1998 from the Civil Engineering Research Foundation of the Civil Engineers. The award is presented each year after consideration and evaluation of various technological innovations. The Civil Engineers selected the ICE BAN(R) product and technology as the winner of the Innovative Applications Award, from more than 200 applications submitted. The Company believes that this award was a significant international honor and confirmed the Company's policy of independent-based testing of its products and its belief in the capabilities of ICE BAN(R).

On October 29, 1999, Dr. Robertson acquired in his individual capacity a 42.5% equity interest in IBUSA, as well as 50% of the international rights to IBUSA's and Mr. Janke's existing patents, patents pending and trademarks. The Company, of which Dr. Robertson is presently the Chairman, is the exclusive licensee of certain IBUSA U.S. patents being utilized exclusively by the Company in the United States. In addition, the Company is the exclusive U.S. licensee of certain pending IBUSA U.S. patent applications. Furthermore, the Company is an U.S. Licensee of certain trademarks, including, the ICE BAN(R), ICE BAN MAGIC(R) and the ICE BAN(R) names and logos. The Company secured the aforementioned rights by virtue of a license agreement dated August 31, 1996, as amended by an August 31, 1998 agreement, between the Company and IBUSA, which agreement has an initial term of seven years and is automatically renewable for successive one-year terms unless canceled or otherwise terminated for cause.

         (b)  Business of Issuer

Overview

Natural Solutions Corporation is a distributor of patented environmentally friendly corrosion inhibiting products for de-icing and anti-icing under the ICE BAN(R) brand and the environmentally friendly road stabilization and dust control products currently marketed under the RB ULTRA(TM) brand.

Principal Products and Markets

The Company entered into an exclusive licensing agreement with IBUSA to exploit certain patents, patents pending and trademarks. The patents cover the use of agricultural by-products as road de-icing and anti-icing products. The products are marketed under the trademark ICE BAN(R). The Company also acquired through acquisition of IBNY rights to the product TEMBIND(R), which the Company brands as RB ULTRA(TM) Products.

ICE BAN(R)

ICE BAN(R) is produced from the concentrated liquid residue of grain processing and from the processing of other agricultural products. These products are the result of natural processes, and are used in various applications for the de-icing and anti-icing of roadways and other surfaces.

Chloride-based products, ICE BAN(R)'s primary competition, impose significant external costs and damage the environment. This has been articulated in an important article on the subject:

        "The use of (chloride) salt for the use of de-icing roads results in costs estimated at more than $800 ($932 in 1997 dollars) per ton (per year) including the costs of repair and maintenance of roads and bridges, vehicle corrosion costs, the loss of aesthetic value through roadside tree damage, etc. Additionally there are...health costs related to sodium levels in drinking water." Vitaliano, Donald F., "Economic Assessment of the Social Costs of Highway Salting and the Efficiency of Substituting a New De-Icing Material", Journal of Policy Analysis & Management, Vol. 11, No. 3, pp. 397-418.

Dr. Donald F. Vitaliono is a professor of economics at the Rensselaer Polytechnic Institute. His study further estimates that annual salt damage to roadway infrastructure and vehicles to be approximately twenty billion dollars ($20,000,000,000) annually. NSC's ICE BAN(R) products seek to attain a marketing advantage by being more effective and safer than chloride salts.

In January 1997, the Company engaged the American Association of Civil Engineers Research Foundation ("Civil Engineers") to conduct testing of ICE BAN(R). The Civil Engineers then instructed Highway Innovative Technological Evaluation Center ("Highway Center") to evaluate the technical aspects and effectiveness of ICE BAN(R). The reports that were produced indicate that in field and laboratory tests the ICE BAN(R) product can indeed be an effective aid to snow and ice control operations by melting snow and ice faster and at lower temperatures than traditional ice control agents, with little or no adverse effects on roads, infrastructure, or vehicles.

The Company believes ICE BAN(R) to be effective in melting snow and ice faster and at lower temperatures than sodium chloride. The Civil Engineers have found that ICE BAN(R) products are biologically and environmentally friendly, are minimally corrosive, and have no significant known adverse effects on roads, other infrastructure, or vehicles. ICE BAN(R) is water-soluble, easy to handle and apply, and can be used with various mixtures.

The Civil Engineers has another evaluation council named the Environmental Technology Evaluation Center ("Environmental Center"), which conducts environmental evaluations. The ICE BAN(R)product was selected by the Civil Engineers to be the first full-scale environmental evaluation that the Environmental Center conducted. The results of this evaluation are pending. [See: Part III. Index to Exhibits. Item 10.24 Testing Consent Letters and HITEC Test Results]

The Company believes that ICE BAN(R) provides the first economical and readily available replacement for chloride salt de-icers. Testing indicates that the use of ICE BAN(R) products result in both substantial short-term dollar savings from reduced direct de-icing budgetary costs, and, in long-term savings in reduced damage to roadways, infrastructure, vehicles and the environment. [See: HITEC, Technical Evaluation Report, Summary of Evaluation Findings For The Testing Of ICE BAN(R), Chapter 4, Summary and Conclusions, Index to Exhibits.] ICE BAN(R) products also have potential special use applications such as on airport runways, where salt is not suitable or approved. The use of ICE BAN(R) by such specialized users, the Company believes, could save such users substantial amounts of money and enable these users to de-ice where previously the salt corrosiveness was unacceptable and other alternative de-icers were toxic or cost-prohibitive.

The Company believes that ICE BAN(R) is both technically and economically effective and efficient. Field and laboratory applications of ICE BAN(R) mixtures have demonstrated superior penetration on existing ice and snow-packs than conventional chloride applications. Applications of ICE BAN(R) at the rate of 40-gallons/lane mile removed snow-pack directly at temperatures well below the effective range of salt application. ICE BAN(R) mixtures penetrate the snow-pack vertically to the underlying road surface, then spreads out on the road and breaks the bond between the snow-pack and the road surface. ICE BAN(R) works on the road surface and not on the top of the snow-pack. Unlike salts and brines, it is resistant to dilution and remains effective for much greater periods of time. Thus, using ICE BAN(R) requires fewer applications, man-hours, and truck miles. Using ICE BAN(R) reduces truck fuel and maintenance costs, and use of ICE BAN(R) results in fewer problems with spreader vehicles and methods. [See: HITEC, Technical Evaluation Report, Summary of Evaluation Findings For The Testing of ICE BAN(R), Chapter 4, Summary and Conclusions, Index to Exhibits.]

ICE BAN(R) users have reported that ICE BAN(R) products have a residual re-activation effect after the initial application and melting process. The re-activation effect is that even long after application, the product continues to act as an anti-icing agent and prevents new snow and ice from adhering to the road surface.

Re-activation results in further cost savings for ICE BAN(R) users compared to traditional de- icing methods. For example, if ICE BAN(R) is applied prior to storms, it prevents or otherwise impedes snow and ice from bonding to the road surface. This property further lowers maintenance costs by reducing the number of applications that are needed; and in turn further reduces materials requirements (whether salts or agricultural by-products). [See: HITEC, Technical Evaluation Report, Summary of Evaluation Findings For The Testing Of ICE BAN(R), Chapter 4, Summary and Conclusions, Index to Exhibits.]

In addition, ICE BAN(R) reduces wintertime PM-10 (dust) levels by eliminating or reducing the need for sand or other grit. ICE BAN(R) is especially ideal for treating black ice and clear weather frost on road and bridge surfaces. [See:
HITEC, Technical Evaluation Report, Summary of Evaluation Findings For The Testing of ICE BAN(R), Chapter 4, Summary and Conclusions, Index to Exhibits.]

Prior to the Company's formation, field and laboratory testing began in northwestern New York in 1994. After testing, limited commercial use began in January 1995. Sales and testing continued on a limited basis during the winter season of 1995-1996 by the licensee for the product in upstate New York. During this period the licensee obtained a Beneficial Use Determination for commercial use in the State of New York. This approval required the monitoring of streams in the use areas for runoff concentrations and environmental impacts. The negative environmental impact was negligible or non-detectable. Commercial use was significantly expanded in the New York State licensee area in the winter of 1996-1997.

RB ULTRA(TM) PRODUCTS

RB ULTRA(TM) is an environmentally friendly liquid product used for unpaved road stabilization and dust control. The distribution of RB ULTRA(TM) provides the Company with a summer season business to balance the Company's winter season snow and icing control business. This gives the Company the potential capability to stabilize earnings and provide a revenue base over the entire fiscal year. The Company is thereby attempting to manage its product portfolio to reduce any seasonal cycles, which subject revenues and potential earnings to variables in weather and climate conditions. The Company believes that the potential of these Roadbind products in the marketplace is exceptional in that the United States has approximately four million (4,000,000) miles of roads of which nearly one million five hundred thousand (1,500,000) are unpaved (or thirty percent).

The Company believes that Roadbind products are biodegradable, environmentally friendly, non- toxic, non-corrosive dust control and road stabilization products for use in the maintenance of unpaved roads. The product is primarily made of lignosulfonates, or tree glue, which is a co- product of the papermaking process. Roadbind product increases the load-bearing strength of roads and soils, and also allows for immediate use of the road after application and prevents washouts while increasing traction.

Roadbind products use lignin, which is a natural binder found in plants and trees. Lignin provides strength and rigidity. Approximately one-quarter of dry wood is lignin. It is the second most prominent component of the wood part of a tree (cellulose is the first). Lignosulfonates have been used as a treatment for unpaved roads since the 1920's and have been effective; Roadbind products are designed to maximize and augment these lignosulfonate properties. The Company has blended lignin with other environmentally safe proprietary agricultural additives. This blended product is then marketed under the RB ULTRA(TM) brand name.

The Company believes that Roadbind products, when properly mixed and applied, are more resilient, durable, long lasting and more effective dust control agent than other products currently on the market. Roadbind products increase load-bearing ratios approximately two to three times. The products are water-soluble and are easily rinsed from equipment and clothing. However, it takes heavy and prolonged rains and traffic to substantially affect the RB ULTRA(TM) treated surfaces.

The Company's products coat dirt roads with an adhesive-like film that binds particles together for a stronger road surface. Water uptake by the roadbed surface is also greatly reduced and the treated roadbed is less likely therefore to be washed away by rain. Roadbind products can be used on all types of unpaved roads including shell, coquina, limestone, clay, sand, marl, and gravel. Roadbind products have been used on roadways, airstrips, helicopter pads, campgrounds, parks, racetracks, parking areas, nature trails, and even for embankment stabilization. The Company believes that its products are a safe and economic alternative for road stabilization and dust control.

Distribution Methods

The Company's products, both its ICE BAN(R) products and its RB ULTRA(TM) products, are sold by NSC principally in the United States. Sales are made primarily through exclusive distributors and agents, and the Company's sales force.

NSC's ICE BAN(R) distributors, agents, and sales force service government transportation departments and other potential users. The Company provides marketing material, contracts, references, referrals, demonstrations, logistical backup, technical data and assistance, trade show presence and other support as may be needed from time to time. NSC provides marketing and advertising support both on a territorial and national basis, including, trade and municipal publications, trade shows, direct mail, news media, infomercial, and proposal presentations.

The Company originally used ship as well as rail to transport its product to certain holding tank facilities. ICE BAN(R) is primarily stored in holding tanks in certain snow states; this is for the most part at the Company's expense. The independent distributors also use holding tank facilities for their needs, at their expense.

The Company has determined that a limited number of holding tanks strategically located throughout the U.S., plus rail cars transported to large work sites directly from its suppliers will satisfy its supply needs. The Company has supply agreements with a number of producers of its raw materials. Through these agreements, the Company has reduced the future need for its own extensive storage facilities. The ultimate plan is to drop ship 85% to 90% of both products to strategic holding tanks throughout the country, as well as holding tanks owned or leased by its distributors, as well as to drop shipments directly from the suppliers to large customer job sites and storage facilities. This strategy is a variation of Just-in-Time Inventory procedures used in many large industries and the Company believes that this strategy will result in cost-savings and added flexibility in its marketing and logistical efforts. Strategic holding tanks along with rapid supplier response and strategic rail car locations, will potentially keep the Company's inventory holding costs to a minimum.

The Company's road stabilization products are primarily sold directly to customers, of which municipalities constitute the largest customer segment. The Company occasionally sells through authorized Company distributors and other non-affiliated distributors. The majority of the

Company's RB ULTRA(TM) products are stored in the State of Florida. Where economical, additional products are purchased from a variety of suppliers.

Distribution and Transportation Agreements

On March 5, 1997, an agreement was executed between Sears and IBNY, which called for Sears to provide storage and throughput (moving product in and out of storage) services in Rome, NY. Such service included receiving product by rail or truck, in-tank storage of product, inventory control and reporting, provision of truck loading facilities, equipment maintenance and provision of normal supplies. This agreement also called for minimum quantities of throughput services to be provided by IBNY. This contract is binding on any successors of such corporations. These services were billed monthly with 30-day credit terms. During the fiscal year ended 1998, the Company paid $5,238, under the terms of this contract. [Part I See Item 3. Legal Proceedings.]

On May 31, 1997, IBNY entered into a contract with Sweeteners Plus, Inc. (Sweeteners) relating to the unloading, storage, reloading and delivery of ICE BAN(R) products at Sweeteners' Lakeville, New York and Wayland, New York facilities. This contract is binding on any successors of such corporations. The effective date of the contract with Sweeteners Plus is from June 1, 1997 to May 31, 2002, with an automatic renewal from year to year after such five-year effective date. These services are billed monthly with 30-day credit terms. During the fiscal years ended 1998, 1999, and 2000, the Company paid $63,166, $129,777, and $119,237, respectively, under the terms of this contract.

In July 1997, pursuant to its acquisition of IBNY, the Company began making payments to SRI, Inc. ("SRI") in connection with lignin storage in Jacksonville, Fla. The agreement calls for a three-year term whereby SRI would provide various transport and loading services and storage. These services are billed monthly with 30-day credit terms. During the fiscal years ended 1998, 1999, and 2000, the Company paid $213,201, $207,916, and $192,987, respectively, under the terms of this contract.

On June 4, 1998, a "Lease" was entered into between 1194 Corporation, of North Palm Beach, Florida, and the Company for a three-year lease, from July 1, 1998 to June 30, 2001, of property to be used for the sale and storage of materials. These services are billed monthly in advance, at the rate of $716 per month.

On June 8, 1998, a "Commercial Contract & Lease" was entered into between R. Conley, Inc. and IBNY for the use and occupation of premises for storage (tank) and handling of product commenced on July 1, 1998 and terminated on July 1, 1999.

On August 25, 1998, a letter arrangement was entered into Sears, SEACO, and by Jeffrey Johnson, purportedly on behalf of the Company. NSC disputes whether Mr. Johnson had authority to sign the letter. The arrangement purportedly provided for Sears to purchase up to one and one-half million gallons (1,500,000) of ICE BAN(R), subject to certain provisions relating to resales to SEACO. This agreement has recently expired. [See Part I Item 3. Legal Proceedings.]

On August 14, 1999, a "Terminal & Transloading Agreement" was entered into between NSC and Na-Churs Plant Food Company d/b/a Na-Churs/Alpine Solutions of Corydon, Indiana ("Na- Churs"). The agreement calls for Na-Churs to receive, store and transload out RB ULTRA, ICE BAN(R) and Magnesium Chloride Solution. The materials are delivered FOB to Na-Churs facility in NSC designated trucks or tank cars and all the inventoried materials will be owned by NSC. Na-Churs will store the materials in storage tanks having a capacity of 110,000 gallons. NSC guarantees a minimum of two hundred thousand (200,000) gallons per calendar year to be placed through the Na-Churs facility. These services are billed monthly with 30-day credit terms. The terms of this agreement provide for an evergreen contract with an option to terminate the agreement at any time upon 60 days notice.

On October 14, 1999, a "Terminal & Transloading Agreement" was entered into between NSC. and Steuben County Co-op, Angola, Indiana ("Steuben"). The agreement calls for Steuben to receive, store and transload out RB ULTRA(TM), ICE BAN(R) and Magnesium Chloride Solution. The materials will be delivered to Steuben facility in NSC designated trucks or tank cars and all the inventoried materials will be owned by NSC. Steuben will store the materials in storage tanks having a capacity of 110,000 gallons. NSC guarantees a minimum of two hundred thousand (200,000) gallons per calendar year to be placed through the Steuben facility. These services are billed monthly with 30-day credit terms. The terms of this agreement provide for an evergreen contract with an option to terminate the agreement at any time upon 60 days notice.

The Company also from time to time contracts with various other railway and storage companies for the transport and storage of the Company's product. Such companies include, among others, CSX Corporation and TransMatrix. These services are billed monthly with 30-day credit terms.

Status of any publicly announced new product or service

None

Competition

The de-icing market is highly competitive. Although the Company is not to date a major volume supplier of product within the de-icing industry, the Company's market share is growing within certain geographic and product segments of the market. The Company believes that because of ICE BAN(R)'s unique environmental advantage over salts, the product has the potential to become a major factor within the industry. NSC uses price, quality, and product performance, as well as related technical support services, to gain a competitive edge over its competitors' product offerings. NSC further seeks to achieve competitive advantages by using advertising, promotional, logistical, and branding strategies. The Company believes that this will result in increased product identification and that this will translate into increased market penetration. There can be, however, no assurances that the Company will be able to successfully compete against other companies, many of whom has much greater resources than the Company.

The principal products in competition with ICE BAN(R) are salt or chloride based de-icing and anti-icing products. The Company's ICE BAN(R) product competes with and will be competing primarily against de-icing salt producers. These producers are primarily large multinational corporations with financial resources substantially greater than those of the Company. These major companies have large inventories and storage facilities and have distribution infrastructure already in place. Those government agencies, currently using salt, already have equipment for salt application. Some of this equipment will require modification or replacement in order to use ICE BAN(R). Most salt products are currently comparable or less expensive in price than ICE BAN(R). The Company believes that this is in part due to the fact that the effects of corrosion and other environmental harms that salt produces are not accurately reflected, if at all, in the price of salt; these harms are thus externalities. However, the Salt Institute has reported that the chloride salt roadway de-icing market to be in excess of twenty million (20,000,000) tons per annum. This translates into a market that approaches one billion dollars ($1,000,000,000) annually. Thus, the Company is presented with a large market potential for its differentiated environmentally friendly products and is seeking to carve out a significant piece of this market, which is dominated by salts.

Salt de-icing products cause certain environmental impacts including corrosion that the Company believes could be (1) reduced by use of ICE BAN(R) if used in mixtures with salt, or (2) effectively eliminated if ICE BAN(R) is used exclusively. The salt industry currently uses liquid calcium brine (8 to 12 gallons per ton of salt) to reduce bounce-off and loss due to traffic, to extend its effective application temperature and to increase ice-melting action. Calcium chloride is a salt created by the combination of a strong acid and a strong base. ICE BAN(R) is not made from toxic or hazardous chemicals and mixes with salt, cinder, sand, ash, river gravel, or other regionally available products or aggregates now being used for winter season road maintenance.

While salt  currently  is ICE  BAN(R)'s  main  competition  in the  de-icing and anti-icing of roads, ICE BAN(R) can also be used in combination with salt as well. Because of ICE BAN(R)'s intrinsic properties, it can be combined with salt to form a mixture. Thus, while ICE BAN(R) competes with salt products, ICE BAN(R) maybe sold to salt de-icing companies for use in their salt de- icing products. This gives ICE BAN(R) a unique advantage in having the ability to sell its product to its principal competition without incurring significant disadvantages.

There is the potential for competition from the "Toth" patent. In June of 1994, Mr. Janke entered into an Assignment Agreement and an Agreement of Sale to acquire all rights to the VINASZ patent from three Hungarians who purportedly were the original inventors of the patent. As described below, there are competing claims to this patent and the matter is in litigation. The Toth patent, otherwise known as the VINASZ patent or '918 (U.S. Patent No. 4,676,918), is a patent which covers an mixture of water and a waste concentrate of a molasses-based alcohol manufacturing procedure, which concentrated molasses mixture is sold under the name

"VINASZ". The ICE BAN(R) product and the testing and reliability of the ICE BAN(R) product is not based upon the VINASZ patent. NSC has never marketed any ICE BAN(R) products covered by the VINASZ patent. Currently, Sears, IMUS, and other entities are claiming that waste "stillbottom" products are covered by the VINASZ patent and therefore can be sold by them in competition with ICE BAN(R) products without denigrating the Company's patents. The Company disputes this claim, and believes that it has the U.S. rights to the VINASZ patent. [See Part I Item 3. Legal Proceedings.]

Inflation may impact the product costs of the Company, and the ability of the Company to pass on product cost increases in the form of increased sales prices is dependant upon market conditions. The general level of inflation in the U.S. economy has been at relatively low levels, and the Company has experienced, to date, virtually no significant cost increases. If there is an increase in the rate of inflation, the Company will reexamine its pricing structure. This may have an impact on competitive conditions.

Seasonality and weather conditions may affect competitive conditions. While the Company has made efforts to extend its business year-round, the business of the Company remains largely seasonal. Due principally to the seasonal nature of the Company's de-icing and anti-icing products, which depend upon snow and ice conditions, demand is stronger during the winter months. The Company's shipment volume is typically higher in the second and third quarters. The Company has made, and is making, arrangements with its de-icing and anti-icing suppliers to schedule shipments closer to demand periods rather than store large amounts of this product in its inventory facilities. This will proportionately reduce inventory and conserve cash. Periods with less ice and snow, such as the El Nino season of 1997-98, negatively impact upon revenues.

However, the Company's road stabilization and dust control products are effective for year round use in many areas of the county and for six to eight months in the areas, which experience ice and snow conditions. The Company plans to aggressively market and sell dust control and stabilization products in order to create a year-round revenue base for the Company. The Company acquired IBNY in 1997, in part, to implement this plan.

RB ULTRA(TM) products' principal competition comes from other lignin products, calcium chloride, cold mix asphalt, and various polymers. The Company recently learned that three former executives of NSC have started a competing business providing substantially the same products and services as the Company. Management is in the process of determining the potential impact on sales and the appropriate response, and the Company has filed suit against these executives and their newly-established company. [See Part I Item 3. Legal Proceedings.]

Sources and availability of raw materials and the names of principal suppliers

The Company's major source of raw product comes from the processing of corn, which results in corn by-products (or sometimes termed co-products). The Company does not anticipate any shortage of reasonably priced raw materials necessary to produce ICE BAN(R) since it is a by- product of the processing of corn. In fiscal year ended 1999 and 2000, the Company purchased raw materials from Minnesota Processors totaling $252,304 and $281,769, respectively. These purchases totaled 15.75% and 18.83% of total Costs Applicable to Sales and Revenues in 1999 and 2000, respectively. While Minnesota Processors had been the Company's primary supplier of ICE BAN(R) source material, the Company no longer uses Minnesota Processors or any other single entity as a sole supplier of material. The Company is in the process of diversifying its supplier base. This diversification includes using various supply sources to enhance NSC's negotiating posture relative to each of its suppliers.

Prior to fiscal year ended 1999, the Company relied heavily upon Tembec, Inc. as a source for its dust control products and materials. The Tembec products are made, in part, of raw materials that come from co-products of the wood processing done by paper mills, including, lignosulphonates, or tree glue. Used as a binder for horse and cattle feed products, tree glue contains no toxins, which is in contrast to commonly used chloride salts and asphaltic emulsions, which are toxic. Beginning in 1999, the Company purchased only limited quantities of raw materials from Tembec, Inc. and relied principally on inventory on hand. It is the Company's belief that there are sufficient sources in both variety and quantity to ensure a reliable stream of raw material for the foreseeable future.

The profitability of the Company's operations is dependent, in part, upon the prices that it pays for raw materials. Accordingly, to the extent there is a shortage of any related commodity as a result of weather, disease or other factors, such events would tend to increase the operating costs of the Company and may have a negative impact on its operations.

Dependence on one or a few major customers

Through February 1999, the Company was dependent on four major customers who purchased in excess of 50% of the Company's total sales. These four major customers were Sears, IMUS, Mountain Products, Inc. [See Part I, Item 3 Legal Proceedings], and Road-Way Solutions, Inc. who accounted for 12.0%, 24.6%, 6.1%, 9.7% of the Company's total sales in fiscal year ended 1999, respectively. From that point onward, the Company revised its sales system reducing its dependence on specific customers and established its own sales force and reduced the size of new and existing distributor territories. The Company expects that federal, state and municipal governments will be the largest customer segment for the Company's ICE BAN(R) and Roadbind products. The Company does not at the present time depend on any one or a few major customers for its product sales. In fact, in fiscal year ended 2000, the Company expects to service more than 100 individual customers and no single customer will represent more than 18% of total sales.

Patents, Trademarks and Licenses

Overview

Intellectual property rights owned or controlled by the Company through licenses, along with its marketing and distribution networks, are an integral part of Company's ability to compete successfully in its chosen markets. They constitute an essential component of NSC's competitive and strategic advantage.

The Company is the exclusive U.S. licensee of certain U.S. patents, including U.S. Patent Nos. 5,635,101 (STEEPWATER), 5,709,812 (WHEY), 5,709,813 (VCS),
5,932,135  (CIP/VCS),  5,919,394  (CIP/WHEY),  5,922,240  (BCS),  and  5,965,058
(CIP/STEEPWATER). In addition, the Company is the exclusive licensee of certain pending U.S. patent applications. The Company is a licensee of certain trademarks, including, ICE BAN(R) (2,215,700), ICE BAN MAGIC(R) (2,270,214), and the ICE BAN(R) logo (2,230,199). The Company secured the aforementioned rights by virtue of a license agreement dated August 31, 1996, as amended by an August 31, 1998 agreement, between the Company and IBUSA, which agreement has an initial term of seven years and is automatically renewable for successive one-year terms unless canceled or otherwise terminated for cause.

Patent Information

The abstract of each patent is provided below as a summary of the contents of each patent's coverage.

(1)      Patent Number 5,635,101   (Wet Milling Processing; By-Products of Corn)

Date of Patent: June 3, 1997. Disclosed is a new and improved, environmentally acceptable and negligibly corrosive de-icing composition comprising by-products from a wet milling process of corn, which by-products are biodegradable. The invention also relates to the use of a de-icing composition in a manner that helps to reduce the buildup of snow and ice on roads, bridges and other outdoor surfaces.

(2)      Patent Number 5,709,812    (Whey; By-Products of Cheese Making)

Date of Patent: January 20, 1998. Disclosed is a new and improved, environmentally acceptable and negligibly corrosive de-icing composition comprising by-products from the production of cheese from various milks. In particular, the by-products are the liquids that remain after the coagulated cheese has been removed from the milks, said liquids being commonly known in the cheese making industry as "whey". The invention also relates to the use of a de-icing composition in a manner that helps to reduce the buildup of snow and ice on roads, bridges and other outdoor surfaces.

(3)      Patent Number 5,709,813      (Vintners' Condensed Solubles; wine,
                                       fruits, and grains)

Date of Patent: January 20, 1998. Disclosed is a new and improved, environmentally acceptable and negligibly corrosive de-icing composition comprising by-products from the fermentation and production of wine from grapes and other fruit, as well as from grains. In particular, the by- products are the solubles that settle during the fermentation process, said solubles being commonly known in the wine making industry as "Vintners' Condensed Solubles", and less technically known as "wine bottoms" and "lees". The invention also relates to the use of a de- icing composition in a manner that helps to reduce the buildup of snow and ice on roads, bridges and other outdoor surfaces.

(4)      Patent Number 5,919,394       (Whey; By-Products of Cheese Making)

Date of Patent: July 6, 1999. This patent is subject to a terminal disclaimer1. Disclosed is a new and improved, environmentally acceptable and negligibly corrosive de-icing composition comprising by-products from the production of cheese from various milks. The present invention is directed to the liquids that remain after the coagulated cheese has been removed from the milks, said liquids being commonly known in the cheese making industry as "whey". The invention also relates to the de-icing composition in a manner that helps to reduce the buildup of snow and ice on roads, bridges and other outdoor surfaces. The invention also relates to a corrosion inhibiting composition comprised of whey.

(5)      Patent Number 5,922,240       (Brewers' Condensed Solubles)

Date of Patent: July 13, 1999. Disclosed is a new and improved, environmentally acceptable and negligibly corrosive de-icing composition comprising brewers' condensed solubles produced, for example, as by-products from a commercial beer brewing process, which by-products are biodegradable. The invention also relates to the use of a de-icing composition to reduce the buildup of snow and ice on roads, bridges and other outdoor surfaces.

(6)      Patent Number 5,932,135        (Vintners' Condensed Solubles; wine,
                                         fruits, and grains)

Date of Patent: August 3, 1999. This patent is subject to a terminal disclaimer1. Disclosed is a new and improved, environmentally acceptable and negligibly corrosive de-icing composition comprising by-products from the fermentation and production of wine from grapes and other fruit, as well as from grains. In particular, the by-products are the solubles that settle during the fermentation process, said solubles being commonly known in the wine making industry as "Vintners' Condensed Solubles", and less technically known as "wine bottoms" and "lees". The invention also relates to a corrosion-inhibiting composition, which comprises vintner's condensed solubles.

(7)      Patent Number 5,965,058       (Steepwater Solubles; Steeping a Grain)

Date of Patent: October 12, 1999. This patent is subject to a terminal disclaimer1. Disclosed is a new and improved, environmentally acceptable and negligibly corrosive de-icing composition comprising by-products from the steeping of grains, which by-products are biodegradable. The invention also relates to the use of a de-icing composition in a manner that helps to reduce the buildup of snow and ice on roads, bridges and other outdoor surfaces. The invention also relates to a method for inhibiting corrosion.

1. A "terminal disclaimer" applies when two patents share a common application. The patent period runs from the date of the first patent granted, so the applicant must disclaim rights to the second patent for the period after the first patent has expired. In each case, the Company has license rights to both the first and second patents.

Trademarks

The Company is a U.S. licensee of certain federally registered and unregistered trademarks, including, "ICE BAN", "ICE BAN MAGIC", and the "ICE BAN" logo, which resembles a caution sign. The Company has a non-exclusive right and license to use such trademarks. These trademarks were obtained by virtue of the "Amendment to Exclusive License Area Agreement" dated August 31, 1998, between NSC and IBUSA. [See Part III, Item 12 "Certain Relationships and Related Transactions" and Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons".]

The Company through its Roadbind subsidiary filed on February 2, 1999 to register the trademark RB ULTRA(TM). The application has been approved for publication. No final determination as to the registrability of the mark has been made as of the date of this filing. The Company, through licensing arrangements with IBUSA, has a license to use the registered trade name "TEMBIND(R)."

Licenses of Dust Control and Road Stabilization Products

The Company has been a distributor for the TEMBIND(R) product manufactured by Tembec, Inc. This was accomplished by the acquisition of IBNY by NSC. TEMBIND(R) is a biodegradable, non-corrosive dust control and road stabilization product, specified for use by the United States government in national parks and military installations. TEMBIND(R) is also distributed across the U.S. to highway superintendents and departments of transportation. The Company currently markets its road binding and stabilization products under the trademark RB ULTRA(TM).

Licenses of ICE BAN(R) Related Patents and Trademarks

On August 31, 1996, IBUSA granted the Company the use of ICE BAN(R) patents and trademarks in an exclusive license agreement for the United States, excluding only counties in the State of New York north of the 42nd parallel and also excluding Erie County, Pennsylvania. IBUSA is a Florida corporation of which a trust created by Mr. Janke is a major shareholder, as is Dr. Robertson. Mr. Janke was then Vice President and Director of NSC. [See Part III, Item 12.
"Recent Sales of Unregistered Securities" and Part II, Item 7. "Certain Relationships and Related Transactions".] The license agreement term is for seven years with one-year automatic renewals thereafter. [See Part III, Item 13. Exhibits, List and Reports on Form 8-K] All rights to the excluded territory were acquired by NSC on July 29, 1997 as a result of the acquisition of IBNY by NSC in 1997 and an amendment to exclusive license area agreement executed on August 31, 1998, between NSC and IBUSA. [See Part III, Item 12, "Certain
Relationships and Related Transactions" and Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons".]

The August 31, 1996 contract was amended on August 31, 1998. The amendment extended NSC's license to cover the entire U.S. The amendment also granted certain rights to trademarks. These trademark rights were identified and listed as: (1) "ICE BAN(R)", (2) "ICE BAN MAGIC" and (3) the ICE BAN logo. These trademarks are "for anti-icing and de-icing composition for use on exterior surfaces." [See Part III, Item 12 Certain Relationships and Related Transactions and Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons.]

Government Approval of Principal Products or Services

Sales of ICE BAN(R) products have, to date, been slow in part due to the numerous testing requirements by municipalities and departments of transportation. NSC expects the testing to continue; however, many of the departments of transportation and environmental agencies throughout the Snow Belt have already approved the use of ICE BAN(R) products.

Governmental Regulations

The Company is subject to various laws and governmental regulations applicable to businesses generally. The Company's products are also subject to certain standards, laws, and regulations. Presently, a number of states west of the Mississippi river have developed environmental standards, which are generally referred to as the Pacific Northwest States ("PNS") standards. These standards have been implemented in many of those states and certain other states in the eastern half of the United States. In preliminary testing, the Company has determined that certain ICE BAN(R) product blends operate outside certain limits set by these standards. However, state-by-state waivers have been received by the Company on an as-needed basis. Accordingly, the Company believes it is currently in compliance with such laws and that such laws do not have a material impact on its operations. However, future changes in these standards or the development of other standards could have a material impact on its operations.

Research and Development Activities

The Company has spent a majority of its time involved in developing its marketing and distribution structure. The Company has engaged certain testing facilities and organizations, described elsewhere herein, to conduct product performance and environmental impact tests. NSC's research and development costs are not borne directly by its customers. Mr. Janke performed ongoing research and development for the Company. In addition, the Company maintains practice of continuous product development and innovation in response to customer needs. The Company does not plan any substantial product research and development ("R&D") through fiscal year ended 2001. However, outside entities and institutions may be conducting such R&D in their own interests. The Company spent $34,959 and $29,775 on outside laboratory work in fiscal years 2000 and 1999, respectively. If deemed in the best interests of the Company then NSC may in the future cause such further R&D to occur.

Environmental Laws

NSC's products are based upon natural ingredients from agricultural processing. The Company's strategic focus has always been to promote environmentally friendly products. NSC believes that its ICE BAN(R) products and Roadbind products are safe for the environment. However, a number of states west of the Mississippi river have developed environmental standards, which are generally referred to as the Pacific Northwest States ("PNS") standards. These standards have been implemented in many of those states and certain other states in the eastern half of the United States. In preliminary testing, the Company has determined that certain ICE BAN(R) product blends operate outside certain limits set by these standards. To date, state-by-state waivers have received by the Company on an as-needed basis. Accordingly, the Company believes it is currently in compliance with such laws. However, future changes in these standards or the development of other standards could have a material impact on its operations. The Company also believes that the costs and effects of any environmental laws would actually harm NSC's competition to a larger extent than it would harm the Company.

NSC is subject to environmental laws concerning safe water, air, and other more stringent environmental protection laws on the federal, state, and local level. The Company does not foresee any problems, nor has it measured any material cost or effect, in managing compliance with such to date.

Employees

As of July 31, 2000, the Company employed eighteen (18) employees, ten (10) of which are salespersons. The full time employees receive annual salaries. The salespersons are compensated by a base salary and commission. None of the employees is covered by a collective bargaining agreement. The Company has not had a labor disturbance involving any of the Company's employees and the Company believes that its relations with its employees is good.

         (c) Reports to Security Holders.

The Company sends out annual reports to its shareholders that include audited financial statements. Under the rules of the SEC, the Company became fully reporting on January 17, 2000. The public may read and copy any materials the Company files with SEC at the SEC's Public Reference Room at 450 Fifth Street, NW Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the address of this site is http://www.sec.gov. The Company's Internet address is http://www.naturalsolutionscorp.com.

Item 2.  Description of Property.

The Company does not currently own any real property and leases its corporate headquarters and sales office at 100 Volvo Parkway, Suite 200, Chesapeake, Virginia 23320. The Company leases this office pursuant to a lease dated January 10, 2000 and amended on March 14, 2000 from Suntrust Bank. The Company currently rents approximately 3,969 square feet at a base monthly rent of $4,631. The current lease term commenced on January 10, 2000 and will terminate on May 31, 2005.

The Company previously leased 2,043 of office space at its former headquarters at 1201 US Highway 1, suite 205, North Palm Beach, Florida 33408 at a monthly rent, including common area maintenance of $2,950. This lease originally expired on March 31, 2002. A replacement tenant was located and the Company was released from this lease in September 2000.

On February 10, 1999, a lease was entered into between Anthony M. Massaro and Lance J. Mark and Ice Ban America, Inc., for 547-a Main Street, Medina, New York 14103. The premises are office spaces. The term of the lease was twelve months commencing February 8, 1999. The annual rent is three thousand dollars ($3,000) payable in monthly installments of two hundred fifty dollars ($250). The office in Medina, NY is currently not being occupied by the Company and office operations there were halted in August 1999. The lease was terminated on February 8, 2000.

On June 1, 1997, IBNY agreed to lease approximately 700 square feet of office space at 12118 East Yates Center Road, Lyndonville, New York at one thousand dollars ($1,000) per month. The term commenced on June 1, 1997 and runs for three (3) years, with first option to renew after the initial term. Mr. Jeffrey
A. Johnson was the owner of the property and lessor. Mr. Jeffrey Johnson was also a Senior Vice-President, Chief Operating Officer and a Director of the Company at the time. [See Part III, Item 12. "Certain Relationships and Related Transactions".]

On July 1, 1998, an addendum to the lease was executed and an increase in the monthly rent to one thousand thirty-five dollars ($1,035) commenced on July 1, 1998 due to installation of central air conditioning. On February 2, 1999, the Company entered into an "Exclusive Right to Lease Contract" with Jeanne Whipple Realty concerning the property located at 12118 East Yates Center Rd.,
Lyndonville, New York. Mr. Johnson refused to cooperate with the Company to sublease the space and the Company believes he effectively repudiated the contract.

Item 3. Legal Proceedings.

1. Jeffrey Johnson vs. Natural Solutions, Case No. CL-99-3185, in the Circuit Court in and for Palm Beach County, Florida. This was a lawsuit by Mr. Johnson filed on March 26, 1999, seeking to enforce his employment agreement. The employment agreement called for arbitration and the Company successfully moved to have the case arbitrated. Mr. Johnson has filed an arbitration proceeding and the Company has responded with an answer and defenses. The arbitration proceeding has commenced hearing, but is currently in recess until November 27, 2000.

2. Dianne Johnson et al. vs. Ice Ban America, et al., Case No. 99-8228, in the United States District Court, Southern District of Florida. This lawsuit was filed on March 26, 1999. It was a lawsuit by the Johnson family claiming securities fraud seeking damages for breach of various security regulations and laws due to alleged violations by NSC and IBAC, Inc. NSC successfully filed two Motions to Dismiss. NSC and IBAC filed a counterclaim to rescind the sale of the founders stock in July 1999. The stock owned by the Johnson family is founders stock for which the Johnson family paid approximately $4,000 to NSC and $6,000 to IBAC. NSC and IBAC also filed a counterclaim, alleging breach of fiduciary duty, breach of securities acts, RICO, fraud, etc. against the Johnson family arising out of the actions of Warren D. Johnson, Jr., and the Johnson family in selling restricted founders shares of stock in private sales before the restrictions were lifted. Initial discovery has been done in this case. On July 5, 2000, the plaintiffs voluntarily dismissed the action against the Company. The Company's counterclaims remain active in this proceeding.

3. Dianne Johnson et al. vs. Natural Solutions Corporation, et al., Case No. 99-5305, in the Circuit Court in and for Palm Beach County. This is a lawsuit by the Johnson family seeking to rescind the sale of IBNY to the Company, which sale occurred in the summer of 1997, based upon alleged fraudulent misrepresentations surrounding the ownership of patent no. 4,676,918, the so-called Vinasz patent. The Company has filed an answer, affirmative defenses, and a counterclaim similar to the counterclaim in item #2, immediately above. Discovery is proceeding, and the case is set for trial in February 2001.

4. Natural Solutions Corporation et al. vs. Sears Oil, et al., Case No. 99-3344, in the Circuit Court in and for Palm Beach County. This is a lawsuit filed on April 6, 1999, by the Company and IBUSA for tortious interference with the Company's rights to the so-called Vinasz patent acquired by Mr. Janke from the Hungarian inventors. This action also claims breach of fiduciary duty, breach of a confidentiality agreement by Sears and others acting in concert with Sears. Service has been obtained on most of the Defendants, and motions to dismiss, motions for lack of personal jurisdiction, and motions to transfer to New York are scheduled. Some limited discovery on jurisdiction has been undertaken in this case.

5. Sears Oil Company vs. Natural Solutions Corporation, et al., Case No. 99-CV-704-DNH. This is an action filed on January 25, 1999, in New York State Court, but removed to the United States District Court for the Northern District of New York. This action alleges fraudulent misrepresentations based upon the ownership of the Vinasz patent and fraudulent inducement with respect to a certain contract for the distribution of product in New England, based upon misrepresentations regarding ownership of the Vinasz patent. The Plaintiff amended its Complaint to allege patent infringement of the Vinasz patent. In October 1999 Sears Oil and Sears Petroleum sought a temporary restraining order that SEACO was the exclusive distributor for ICE BAN products in the New England States. The Judge denied the Plaintiff's request for a temporary restraining order and Sears withdrew its claim for injunctive relief. NSC has answered the complaint and filed a counterclaim similar to the claims brought in item 4. above. The case is not set for trial.

6. Ice Ban America, Inc. vs. Innovative Municipal Products, Inc. ("IMUS"), Case No. 99-00710, in the Supreme Court of Oneida County, State of New York. This lawsuit was filed on March 24, 1999, by NSC to recover two hundred fifty-thousand dollars ($250,000), plus accrued interest, owed to it by its New York distributor, IMUS. IMUS has filed affirmative defenses and counterclaims based upon the alleged misrepresentation regarding the Vinasz patent. NSC has answered and filed affirmative defenses to the counterclaim. Discovery is ongoing in this case, and it has not been set for trial, although the Company has filed a certificate that it is ready to proceed to trial.

7. Natural Solutions Corporation v. Terrabind International, Inc., Richard Jurgenson, Joseph Kroll, Richard Weinert: This case was filed by the Company on May 15, 2000 in the Circuit Court of Palm Beach County, Florida, seeking damages and injunctive relief against three former corporate officers or executives, who formed Terrabind International, Inc. The lawsuit claims that the three officers or executives breached their fiduciary duties to the Company by usurping certain corporate opportunities, both in prospective sales and potential patent applications, in the Company's Roadbind America subsidiary. The action seeks damages and injunctive relief to prevent usurpation of other corporate opportunities and inventions developed by the Company. The defendants have filed a counterclaim and third party claim naming the President, Chief Financial Officer, the attorney representing the Company, and the Company itself; and
alleging among other things, defamation, civil theft, and claims for compensation. The Company has filed a petition to dismiss the counter claims against the President and Chief Financial Officer. Discovery is proceeding, and the case is not yet set for trial.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Company in the fourth quarter of the fiscal year ending July 31, 2000.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

         (a) Market Information.

On November 19, 1999, the Company's stock symbol changed from "ICEB" to "ICEBE" pursuant to RULE 6530 adopted by NASDAQ which requires all companies which trade on the OTC BB to file an SEC disclosure document (Form 10-SB) and become a fully reporting public company in accord with the Securities Act of 1933. On December 14, 1999, the Company's stock symbol was officially removed from the OTCBB and is presently listed on the Over-the- Counter Pink Sheets (OTC PS) and is trading under the symbol "ICEB". The SEC informed the

Company on October 11, 2000 that the Company's Form 10-SB had been declared effective. The Company has begun taking steps toward returning to the OTC BB.

As of July 31, 2000 there were 20,026,540 shares issued and outstanding and 28,971,540 shares on a fully diluted basis. A summary of the historical quotes for the Company's common stock is presented in table form below. Over-the-Counter and Pink Sheet market quotations are provided. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The prices (high/low) are rounded up or down to the nearest one-hundredth. The time periods are the Company's fiscal year which begins on August 1 and ends the following July 31; the comparative calendar year time period is displayed in parenthesis under the time period heading for the normal calendar year.



                              Historical Quotes*
--------------------------------------------------------------------------------
   Fiscal Year                Calendar Year              High            Low
1st Quarter, 2000             (Aug to Oct)              $2.69           $0.44
2nd Quarter, 2000             (Nov to Jan)              $1.31           $0.63
3rd Quarter, 2000             (Feb to Apr)              $1.13           $0.45
4th Quarter, 2000             (May to Jul)              $1.19           $0.25


1st Quarter, 1999             (Aug to Oct)              $1.56           $0.81
2nd Quarter, 1999             (Nov to Jan)              $2.13           $1.38
3rd Quarter, 1999             (Feb to Apr)              $5.00           $2.00
4th Quarter, 1999             (May to Jul)              $6.50           $3.88
--------------------------------------------------------------------------------

* Data used in the construction of this chart was obtained from Finance.Com

         (b) Holders.

As of July 31, 2000, there were approximately 490 holders of common stock

         (c) Dividends.

To date the Company has not declared any dividends and does not intend to declare any in the foreseeable future. The Company is, however, through its Directors, authorized by "ARTICLE VI. DIVIDENDS" of its by-laws to declare dividends from time to time.

         (d) Recent Sales of Unregistered Securities.

On July 31, 2000 Dr. Robertson invested an additional $350,000 in the form of a convertible debenture bearing interest at 10%, maturing on July 31, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506 and ss.13.1-507 of the Virginia Code.

On August 31, 2000 Dr. Robertson invested an additional $435,000 in the form of a convertible debenture bearing interest at 10%, maturing on September 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506 and ss.13.1-507 of the Virginia Code.

In October 2000 the Company began an exempt offering of 8% convertible preferred stock as a part of a financing plan to raise up to $2 million toward implementation of the Company's strategic plan. The preferred stock was offered to accredited investors in minimum lots of 1,000 shares at $100 per share. The preferred stock is convertible to common stock of the Company at 200 common shares to one share of preferred stock. The outcome of the offering has not been determined.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

The Company was formed on August 14, 1996,  as a Nevada  Corporation,  to market
several  agricultural   co-products  for  use  as  anti-icing,   de-icing,  road
stabilization and dust control agents.

On August 31, 1996, the Company, entered into an exclusive licensing agreement with IBUSA, to exploit certain patents and patents pending and trademarks assigned to IBUSA. The patents cover the use of agricultural co-products as road de-icing and anti-icing products. The product is marketed under the name ICE BAN(R).

The Company also owns and has established the trademark RB ULTRA(TM) in the U.S. RB ULTRA(TM) is a biodegradable, environmentally friendly, non-toxic, non-corrosive dust control and road stabilization product for use in the maintenance of unpaved roads. Both products are principally comprised of lignosulphonates, or tree glue, a co-product of the papermaking process.

Since its inception, the Company has an accumulated deficit of $14.1 million. In consideration of the ongoing losses, the Company's independent accountants have expressed an opinion indicating there is substantial doubt about the Company's ability to continue as a going concern. While there can be no assurances that its plans will be successful, the Company's management has developed plans, and is continuing to develop plans, to overcome these financial difficulties. The elements of those plans include, but are not limited to the following:

     a) Since August 1999, the Company sought and obtained additional debt and equity investment of $2,785,000;

     b) The Company is currently seeking to raise an additional $3,000,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. Dr. Robertson has committed $1,000,000 toward these efforts. As of September 30, 2000, he had funded $900,000 plus an additional $135,000 to fund payment of certain Company liabilities, which funding is included in a) above, and the Company is seeking other qualified investors to fund the remaining $2,000,000. Dr. Robertson has no obligation to fund further needs of the Company. NSC expects that these funds will be sufficient to give the Company the opportunity to achieve operating profits and fuel its growth for the foreseeable future;

     c) The directors of the Company have hired a new president and chief financial officer, each of whom has senior leadership experience, to better plan and manage operations;

     d) Operating personnel have been hired to provide better product delivery and customer satisfaction including, a director of sales and marketing, a product engineer, and a logistics manager;

     e) The New York office has been closed and other steps have been taken to reduce operating costs, including the reduction of administrative staff and associated expenses; and,

     f)Marketing and sales plans have been developed to further penetrate the anti-icing, deicing, dust suppression, and road stabilization markets. Management is in process of implementing the elements of these plans.

Plan of Operation

NSC's mission is to distribute its environmentally friendly, anti-corrosive products for anti-icing, de-icing, dust control and road stabilization, which replace or improve current technologies that are environmentally damaging and corrosive to the infrastructure of elevated highways and bridges. NSC seeks to continue its research, testing and development programs to identify new and unique products and technologies for the commercialization of environmentally friendly products, produced from renewable, recyclable, low cost materials.

In Management's Discussion and Analysis, we analyze and explain the annual changes in the specific line items in the Consolidated Statements of Income. This analysis may be important to an investor making decisions about the Company.

Sales and Marketing Plan

The Company's plan of operations for the next twelve months is to further strengthen and develop its sales and marketing efforts with an expanded product portfolio. The Company has increased its direct sales force from four to ten, since February 2000. The Company has also added to its existing distributor network during the fiscal year ended July 31, 2000. Current plans call for a 40% increase in the Company's direct sales force and a 100% increase in distributors during fiscal year 2001. The Company is evaluating marketing and logistical structure with the intention of marketing through distribution centers dedicated to smaller sales territories. There can be no assurance that the planned increase in direct sales force or distributors can be achieved or that such increases will result in sales growth.

NSC plans to continue its emphasis on expanding sales and marketing activities, executing sales through its distribution structure to increase revenues and cash flow. While expanding sales activities, NSC continues to pursue tighter control over product costs and increased product quality and consistency. The Company believes that the major elements are in place for significant sales growth.
However,  there  can  be  no  assurance  that  the  Company's  efforts  will  be successful. NSC plans to market its products nationally through trade publications, trade shows, direct mail, the Internet, and news media outlets.

ICE BAN(R) Opportunities for Growth

The Company has been engaged in unique market opportunities and is currently focused on new products and applications technologies. NSC has expanded its ICE BAN(R) product offerings from a few fixed blends of ICE BAN(R) and magnesium chloride to a wide variety of product offerings including inhibited calcium chloride, sodium brine, treated salt. In addition, the Company now offers ICE BAN(R) concentrate to inhibit products sold by established suppliers of snow and ice control products throughout its territories.

The Company is negotiating an agreement with IB USA to expand its licensed territory to include a non-exclusive right to market its products in Canada as well as its current exclusive license for the United States. Efforts to establish its first distributor relationship in Canada are underway. However, a final agreement has not been reached. There can be no assurance that an agreement will be reached or that such an agreement will result in sales growth. In the meantime, the Company is responding to bid requests that it has received directly or through existing U.S. distributors from potential Canadian customers.

NSC is seeking to develop agreements in Asia and European countries for testing and product sales for ICE BAN(R) products. ICE BAN(R) has been tested for nearly two years in Japan and the Company has received initial inquiries from representatives of potential Asian market distributors. If NSC is to be able to enter into such agreements, the Company must acquire international license rights from Dr. Robertson and the estate of Mr. Janke.

Potential new market areas are being examined. NSC also has been seeking the development of ICE BAN(R) products for the retail market and home use.

Roadbind Opportunities for Growth

The Company is examining potential expansion of the use of RB ULTRA(TM) throughout the U.S. for both municipality and private businesses who use dust control and road stabilization products. The Company believes there is opportunity for applications in the farm road, feed lot, and feed lot holding ponds to reduce waste leaching into fresh water resources and to stabilize the area where animals are fed.

NSC is seeking further opportunities to continue development of aviation runway stabilization projects in rural unimproved airports in the West and Alaska. The Company also intends to continue development of new and existing products as a binder in producing earthen and adobe building blocks, and a composition binder to replace mortar or mud for the bonding of building materials. This has the potential for low cost housing for third-world countries. NSC is seeking to develop agreements with Central and South American countries for testing and product sales for unpaved road and airport runway stabilization projects. If it were to enter into such agreements, the Company would need to acquire international license rights from IBUSA and/or Dr. Robertson and the estate of Mr. Janke.

RESULTS OF OPERATIONS

Fiscal 2000 Compared to Fiscal 1999

Net Sales for the fiscal year ended July 31, 2000 were $1,613,076 compared to $2,100,199 for fiscal year 1999; a reduction of 23%. The Company believes that the decline in sales is largely due to the lack of marketing strategy and effective execution of operating plans by previous management. Current management believes that continued implementation of the sales and marketing plans outlined above, will result in higher net sales in fiscal years 2001 and beyond.

ICE BAN(R) sales in the fiscal year 2000, totaled $1,256,586 compared to $1,439,192 in fiscal 1999. In fiscal 2000, RB ULTRA(TM) sales were $356,490 compared to $661,007 in the prior year. The decline in ICE BAN(R) sales in fiscal year 2000, was due to numerous factors which include, among others, below average snowfall, changes in personnel, turnover of distributors, and distractions from litigation, all of which resulted in delayed market penetration and increased competition. The decline of Roadbind(TM) sales resulted from a lack of promotional and sales effort and the eventual turnover in the entire Roadbind(TM) sales management.

Cost of Products Sold. The Company's cost of product sold in fiscal year ended July 31, 2000 was $1,496,430 (93% of net sales), while the cost of product sold for 1999 was $1,601,552 (76% of net sales). The increase in the cost of products sold relative to net sales is attributed to a 23% reduction in sales volume while fixed costs increased for storage agreements in Jacksonville, Florida and Wayland, New York. Also, the Company sold numerous low margin Roadbind(TM) projects in an effort to establish new sales territories and train its expanding sales force.

Although Jacksonville storage costs will increase further in fiscal year 2001, the Company believes that profitable sales growth in existing and new territories may result in increased fixed cost coverage. In addition, the Company is negotiating with certain existing and alternative suppliers of raw materials, in an effort to reduce the direct cost of products sold.

Selling and Administrative Expenses. Selling and administrative expenses for the fiscal year 2000 were $2,110,812 (131 % of net sales), while selling and administrative expenses for 1999 were $2,455,157 (116 % of net sales). The reduction in selling and administrative expenses is primarily due to a $370,468 decline in bad debt expense. The Company also experienced a reduction of advertising expenses of $55,805. These savings were offset, in part, by increases in payroll, rent, and travel expenses. As the Company continues to expand is marketing, sales, and distribution efforts, advertising, payroll, and travel expenses are expected to increase. Although, management continues its efforts to resolve all legal disputes, it is expected that legal fees will remain higher than normal, until these disputes are resolved. [See Part 1, Item 3]

Other Expense, net increased to $479,622 in fiscal year 2000 compared to $46,369 in 1999. This increase is largely due to $256,250 of one-time non-cash charges associated with the exercise prices of convertible debentures issued in August 1999 ($750,000), June 2000 ($250,000), and July 2000 ($350,000). In addition, interest expense of $77,055 was incurred on these debentures. Finally, $115,000 of expenses were recorded to recognize the write-off of investments in certain affiliated entities. In fiscal year 2001 an additional convertible debenture has been issued in August, 2000 ($435,000) requiring a one-time non-cash charge of approximately $163,000.

There was no income tax expense or benefit recorded in fiscal year 2000 compared to an expense of $217,606 in 1999, when the Company fully reserved all remaining deferred income tax assets.

Net Loss. The Company had a net loss of $2,473,788 for fiscal year 2000 compared to a net loss of $2,220,485 for fiscal year 1999.

Liquidity and Capital Resources:

In the year ended July 31, 2000, operating activities consumed $2,113,891 in cash as compared to $237,632 of cash consumed in the comparable period in 1999, an increase of $1,876,259. This increase in cash consumed is largely due to a reduction in accounts payable of $286,888 compared to an increase of $848,690 in 1999. In addition, 1999 net loss included several non- cash charges, which were eliminated or reduced in 2000. The more significant of these changes in non-cash charges to net loss in 1999 include a reduction in bad debt expense of $346,849, an adjustment to deferred taxes in 1999 of $217,606 and a reduction of product and services purchased for stock and options of $404,457. Non-cash charges in 2000 included $256,250 in one-time charges associated with convertible debentures issued during the year and $115,000 to write-off investments in affiliated investments.

The Company has recorded an infusion of $2,785,000 from financing activities since the end of fiscal year 1999. The infusion of funds took place in five separate transactions with Dr. Robertson.

     a) The first was a $750,000 convertible debenture bearing interest at 10% per annum and maturing on August 11, 2001. Prior to repayment, the principal and accrued and unpaid interest were originally convertible into the Company's common stock at a price of $0.75 per share. The debenture includes two detachable warrants entitling the holder to purchase up to three million shares of the Company s common stock at a price of $0.75 per share. The warrants originally expired as follows: one million shares on July 28, 2000 and two million shares on August 9, 2004. As a part of the transaction, Mr. Janke agreed to vote his shares consistent with the desires of this investor. Certain terms of the debenture and warrants were amended as a part of a further financing transaction dated June 1, 2000, described below.

     b) The second financing transaction, dated October 29, 1999, was for $1 million through the sale of four million shares of common stock to Dr. Robertson. As a part of the transaction, Dr. Robertson acquired, among other rights, the right to name up to three of seven of the directors of the Company.

     c) On June 1, 2000 Dr. Robertson invested an additional $250,000 in the form of a convertible debenture bearing interest at 10%, maturing on June 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. As a condition of the debenture, the Company amended the terms of the $750,000 debenture and detachable warrants, dated August 11, 1999, from $0.75 to $0.25 per common share and secure the debenture with the assets of the Company.

     d) On July 31, 2000 Dr. Robertson invested an additional $350,000 in the form of a convertible debenture bearing interest at 10%, maturing on July 31, 2005, and secured by the assets of the

     Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment.

     e) On August 31, 2000 Dr. Robertson invested an additional $435,000 in the form of a convertible debenture bearing interest at 10%, maturing on September 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment.

The Company believes that it is necessary to raise additional debt or equity capital in order to meet its short-term liquidity and solvency needs over the next twelve months while maintaining operations and supporting the continued expansion of the marketing, sales, and distribution efforts throughout the United States. Currently, sales volumes do not produce sufficient profits to support the expansion planned for the remainder of the current fiscal year. The Company is seeking to raise an additional $3,000,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. Dr. Robertson has committed $1,000,000 of these funds, of which $900,000 has already been invested in the Company, and the Company is seeking other qualified investors to fund the remaining $2,000,000.

In October 2000 the Company began an exempt offering of 8% convertible preferred stock as a part of a financing plan to raise up to $2,000,000 toward implementation of the Company's strategic plan. The preferred stock was offered to accredited investors in minimum lots of 1000 shares at $100 per share. The preferred stock is convertible into common stock of the Company at 200 common shares to one share of preferred stock. The outcome of the offering has not been determined.

NSC believes that these funds will be sufficient to achieve operating profits and fuel its growth for the foreseeable future. There can be no assurance, however, that the Company will secure such additional financing. There also can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If issuing equity securities raises additional funds, such securities may contain restrictive covenants and result in further dilution to the existing stockholders.

The Company also believes that increased sales are necessary in order to achieve adequate short-term and long-term liquidity and solvency. The plan of operations for the next twelve months anticipates that the revenue mix between Ice Ban(R) and Roadbind(TM) will remain fairly constant. However, approximately 14% of current cost of product sold is from fixed charges. As a result, increased sales volumes are expected to result in a decline in the cost of product sold as a percent of net sales.

Stockholders' Equity consisted of 20,000,000 shares of preferred stock authorized, none issued or outstanding at July 31, 2000, and 55,000,000 shares of common stock authorized and 20,026,540 issued and outstanding on July 31, 2000. The common stock account was $56,297 and $15,997, on July 31, 2000 and 1999, respectively. Additional paid in capital was $13,379,404 and $11,770,954, on July 31, 2000 and 1999, respectively. Total stockholders' deficit was $1,031,348 and $302,560, on July 31, 2000 and 1999, respectively.

Uncertainties Relating to the Outcome of Patent Litigation

An adverse result in one or more of the actions referred to in Part II, Item 2 Legal Proceedings could result in a material adverse effect on the Company's ability to distribute its products by allowing other parties to distribute competing products under the "Toth" patent. In addition an adverse outcome could result in a monetary damage award against the Company, which exceeds the liquid resources available to the Company.

Year 2000

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

Impact of Inflation

The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. Historically, there has been little inflationary impact on raw material prices for the company. This is due to by-product nature and abundant supply of raw materials. In addition a significant portion of the raw materials used by the Company is also used by its competitors, which would result in upward pressure on prices for everyone in the market place. These factors work to reduce the impact of inflation on profit margins.

Seasonality

Due to the seasonal nature of the Company's snow and ice control products, which depend upon snow and ice, and in which demand is stronger during the winter months, the Company's shipment volume is typically higher in the second and third fiscal quarters. However, periods of no ice and snow affect profitability, especially during the first and fourth calendar quarters. New management is evaluating the relative emphasis on its two principal products with the goal of better balancing its cash flow by accelerating its sales efforts for its RB ULTRA(TM) brand both in the United States and abroad. The Company's road stabilization/dust control products are available for year round use in most areas of the country and for eight to twelve months in the areas which experience ice and snow. Increasing the proportion of corporate income from dust control and stabilization products is one alternative to create a larger year round revenue base for the Company.

Product Research and Development

Prior to his death, Mr. Janke performed ongoing Research and Development for the Company. This function has been replaced by the hire of a full-time product engineer who will manage product quality, evaluate and develop product innovations, and respond to customers with special application concerns. In addition, the Company maintains relationships with numerous independent laboratories that assist in product research and management. The Company also has a long-standing practice of continuous product development and innovation in response to customer needs. Company management does not plan substantial product research and development through fiscal year ended 2001. However, the Company stays abreast of ongoing industry research in an effort to respond to customer needs, environmental considerations, and industry trends, as they occur. It is expected that in the spring of 2001, the Company will begin accelerating its research and development activities to further refine and expand its product offerings.

Plant and Equipment

NSC see limited purchase or sale of plant and equipment or through fiscal year ended 2001. The Company has recently moved its operations to Chesapeake, Virginia.

Internal Employment Level

Other than the addition of four sales staff, the Company does not expect any significant changes in the number or compensation of its employees.


Item 7. Financial Statements.

Financial Statements for the Fiscal Years 2000 and 1999

The  Financial  Statements  of  Natural  Solutions  Corporation,  and  Notes  to
Financial Statements together with the Report of Independent Accountants of PricewaterhouseCoopers, LLP, required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants..........................................F-1

Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations and Comprehensive Loss...............F-3

Consolidated Statements of Cash Flows......................................F-4

Consolidated Statements of Changes in Stockholders' Deficit................F-5

Notes to Consolidated Financial Statements.................................F-6

                        Report of Independent Accountants

To the Board of Directors and Stockholders
Natural Solutions Corporation:

In our opinion, the accompanying consolidated balance sheet as of July 31, 2000 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' deficit present fairly, in all material respects, the financial position of Natural Solutions at July 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of July 31, 1999 and for the year then ended were audited by other independent accountants whose report dated September 2, 1999, except for note 14, which is as of December 3, 1999 and except for note 5, which is August 7, 2000 expressed an unqualified opinion on those statements. The other independent accountants expressed substantial doubt about the Company's ability to continue as a going concern.

The accompanying 2000 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, and uncertainties associated with unresolved legal matters that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/PricewaterhouseCoopers LLP

Virginia Beach, VA
October 6, 2000

                          NATURAL SOLUTIONS CORPORATION
                          Consolidated Balance Sheets
                             July 31, 2000 and 1999

               ASSETS
------------------------------------------------------------------------------------------------------
                                                                         2000               1999
                                                                      ---------------- ---------------
Current Assets:
   Cash and Cash Equivalents                                                  195,500  $            -
   Trade Accounts Receivable, net of allowance for doubtful accounts
        of $30,000 and $20,000 in 2000 and 1999,  respectively                 87,554          86,339
   Other Receivables, net                                                      44,138           5,375
   Inventories                                                                510,690         626,872
   Prepaid Expenses                                                            25,306          63,641
      Total Current Assets                                                    863,188         782,227

Property and Equipment at cost                                                153,117         152,508
   Less Accumulated Depreciation                                              (73,055)        (40,055)
                                                                      ---------------- ---------------
                                                                               80,062         112,453

Investment in Affiliate                                                             -          18,750
Licensing Agreement, net of accumulated  amortization of  $314,425
and $219,480 in 2000 and 1999, respectively                                   324,675         419,620
                                                                      $     1,267,925  $    1,333,050
                                                                      ================ ===============


               LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------
Current Liabilities:
   Trade Accounts Payable                                                     802,120       1,115,752
   Accrued Expenses                                                           147,600         180,858
   Notes Payable                                                              102,000          82,000
   Current Portion of Long Term Debt to Related Party                               -         124,968
      Total Current Liabilities                                             1,051,720       1,503,578

Long Term Debt to Related Party                                               257,000         132,032
Convertible Debentures to Related Party                                       990,553               -
Commitments and Contingent Liabilities

Stockholders' Deficit:

Common Stock, $0.01 par value, 55,000,000 shares authorized,                                        7
    20,026,540 issued and outstandingin 2000 and 15,966,540 in 1999            56,297           15,99
   Additional Paid-in Capital                                              13,379,404      11,770,954
   Accumulated Other Comprehensive Loss                                             -         (96,250)
   Accumulated Deficit                                                    (14,467,049)    (11,993,261)
      Total Stockholders' Deficit                                          (1,031,348)       (302,560)
                                                                      $     1,267,925  $    1,333,050
                                                                      ================ ===============


                 See Notes to Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
          Consolidated Statements of Operations and Comprehensive Loss
                    Fiscal Years Ended July 31, 2000 and 1999


                                                                      2000             1999
                                                               ---------------- ----------------
Net Sales                                                      $     1,613,076  $     2,100,199
Costs Applicable to Sales                                            1,496,430        1,601,552
      Gross Profit                                                     116,646          498,647

Operating Costs and Expenses:
   Selling and Administrative Expenses                               2,110,812        2,455,157
      Losses from Operations                                        (1,994,166)      (1,956,510)

Other Expense, net                                                    (479,622)         (46,369)


Loss Before Taxes                                                   (2,473,788)      (2,002,879)

Income Tax Expense                                                           -         (217,606)

Net Loss                                                       $    (2,473,788) $    (2,220,485)
                                                               ================ ================

Other Comprehensive Loss, net of tax:
   Unrealized holding gain (loss)                                      (18,750)         (96,250)
Reclassification Adjustment for Losses Included in Net Loss            115,000                -
                                                               ---------------- ----------------

Comprehensive Loss                                             $    (2,377,538) $    (2,316,735)
                                                               ================ ================

Loss per Share, Basic and Diluted                                       ($0.13)          ($0.14)
                                                               ================ ================
Weighted Average Common
   Shares Outstanding                                               19,014,040       15,923,733
                                                               ================ ================




                 See Notes to Consolidated Financial Statements.

                                     NATURAL SOLUTIONS CORPORATION
                                 Consolidated Statements of Cash Flows
                               Fiscal Years Ended July 31, 2000 and 1999


                                                                     2000             1999
                                                                --------------- ----------------
Operating Activities:
Net Loss                                                        $    (2,473,788)$   (2,220,485)
Adjustments to Reconcile Net Loss to Cash Used in Operating
Activities:
   Depreciation and Amortization                                        138,497        120,722
   Bad Debts  (Recovery) Expense                                         (6,068)       340,781
   Non-Cash Interest Charges                                            256,250              -
   Reclassification of Losses Included in Net Loss                      115,000              -
   Deferred Tax Expense                                                       -        217,606

Product and Services Purchased for Stock   and Options                   22,500        426,957
   Increase in Accounts and Other Receivables                           (33,910)       (25,617)
   Decrease in Inventories                                              116,182         71,710
   Decrease (Increase) in Prepaid Expenses                               38,334        (17,996)
   (Decrease) Increase in Accounts Payable and
      Accrued Expenses                                                 (286,888)       848,690
   Cash Used in Operating Activities                                 (2,113,891)      (237,632)
                                                                --------------- ----------------

Investing Activities:
   Acquisition of Equipment                                                (609)       (11,225)
   Payments Received on Advances to Related Parties                                    122,746
   Investment in Affiliate                                                    -         (5,000)
Cash (Used in) Provided by Investing Activities                            (609)       106,521
                                                                --------------- ----------------

Financing Activities:
   Proceeds from Issuance of Common Stock to Related Party            1,000,000              -
   Proceeds from Issuance of Convertible Debentures                   1,350,000         10,883
   Payment of Notes Payable                                             (40,000)        (5,037)
Cash Provided by Financing Activities                                 2,310,000          5,846
                                                                --------------- ----------------

Net Increase (Decrease) in Cash                                        195,500        (125,265)

Cash and Cash Equivalents - Beginning of Year                                -         125,265
                                                                --------------- ----------------
Cash and Cash Equivalents - Ending of Year                      $       195,500 $            -
                                                                =============== ================



                 See Notes to Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
           Consolidated Statement of Changes in Stockholders' Deficit
                    Fiscal Years Ended July 31, 2000 and 1999


                                                                        Accumulated
                                                         Additional        Other
                                                           Paid-in     Comprehensive   Accumulated
                                 Shares      Par Value     Capital        Income        Deficit           Totals
                             -------------- ----------- ------------- --------------- --------------- ---------------
 Balance August 1, 1998          15,888,740 $    15,889 $  11,344,106 $            -  $   (9,772,776) $    1,587,219
                             ============== =========== ============= =============== =============== ===============

 Stock Issued for Services           73,574          74       316,797              -               -         316,871
 Stock Issued for Product            34,226          34       110,051              -               -         110,085
 Other Comprehensive                                                                                               -
   Loss, net of tax                       -           -             -        (96,250)              -         (96,250)
 Net Loss                                 -           -             -              -      (2,220,485)     (2,220,485)
                             -------------- ----------- ------------- --------------- --------------- ---------------
 Balance July 31, 1999           15,996,540    $ 15,997 $  11,770,954  $     (96,250) $  (11,993,261)  $    (302,560)
                             ============== =========== ============= =============== =============== ===============

 Stock Issued for Cash            4,000,000      40,000       960,000              -               -       1,000,000
 Stock Issued for Services           30,000         300        22,200              -               -          22,500
 Issuance of Warrants                                         370,000                                        370,000
 Other Comprehensive
   Loss, net of tax                       -           -             -        (18,750)              -         (18,750)
 Reclassification Adjust-
   ment for Losses Included
   in Net Loss                                                               115,000                         115,000
 Discount on Convertible                                                                                           -
   Debentures                             -           -       256,250              -               -         256,250
 Net Loss                                 -           -             -              -      (2,473,788)     (2,473,788)
                             -------------- ----------- ------------- --------------- ---------------- --------------
 Balance July 31, 2000           20,026,540    $ 56,297 $  13,379,404  $           -  $   (14,467,049) $  (1,031,348)
                             ============== =========== ============= =============== ================ ==============



                 See Notes to Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Year Ended July 31, 2000

1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ice Ban America, Inc., a Nevada corporation, Ice Ban, Inc., a New York corporation, and Roadbind America, Inc., a Nevada corporation and Ice Ban Holdings, Inc., a Florida corporation,. The Ice Ban, Inc. combination was accounted for under purchase accounting. The Company formed Roadbind America, Inc., Ice Ban America, Inc. and Ice Ban Holdings, Inc. as wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Cash & Cash Equivalents For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Inventories Inventories consist of de-icing and road binding agents held for resale and are valued at average lower of cost (First in-First out) or market.

Property & Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Revenue Recognition Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed.

Advertising Costs

Advertising costs are expensed as they are incurred. The Company incurred $98,147 and $153,952 in fiscal years 2000 and 1999, respectively. Stock Based Compensation Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25 but has made the required SFAS 123 pro forma disclosures in accordance with SFAS 123.

(Notes to Consolidated Financial Statements Cont'd)

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2000. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, marketable securities, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

Earnings Per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same as the impact of potential common shares is antidilutive. Potential common shares include 545,000 options, 3,000,000 warrants, and debt convertible into 5,400,000 common shares.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Impairment of Long Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long lived assets used in operations and goodwill when indications of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the carrying amount of the asset.

Professional Standards

Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 is effective for periods beginning after June 15, 2000. The Company has no derivative instruments or hedging activities.

Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Including Stock Compensation an Interpretation of APB No. 3" was issued in March 2000. FIN 44 was effective July 31, 1999 and did not have a material impact on the Company.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. 2. Description of the Company: The Company (a Nevada corporation) was formed August 14, 1996 to exploit certain patents and rights to patents covered under a licensing agreement, which will enable Ice Ban America, Inc. to market an agricultural co-product as a road de-icing and anti-icing product. The product is marketed under the copyright protected trade name of ICE BAN (R). The licensing agreement covers all of the United States.

(Notes to Consolidated Financial Statements Cont'd)

3. Licensing Agreement & Note Payable:

Ice Ban USA, Inc., is a Florida corporation controlled by two major investors in the Natural Solutions Corporation. Ice Ban USA acquired the sole rights to the use of certain patent rights relating to roadway de-icing & anti-icing products and their related compositions. Ice Ban USA, Inc. granted the Company the use of those rights in an exclusive license agreement for covering all of the United States. The agreement is for a term of 7 years followed by one-year automatic renewals and is being amortized over the initial minimum term of 7 years. The license agreement also provides additional rights to use certain other patents and secure a geographic marketing exclusivity agreement. The marketing agreement allows the Company to market the RoadbindTM product in the continental United States. Amortization expense for the years ended July 31, 2000 and 1999 was $108,983 and $102,721 respectively. The Company is also required to pay Ice Ban USA, Inc. fees (currently accrued at $25,178) based upon the following schedule:

     Period Covered                     Amount Payable Quarterly
September 1, 1996-August 31, 1997       No Fee Due
September 1, 1997- August 31, 1998      1% of Sales
September 1, 1998 and Thereafter        2% of Sales but not to exceed
                                        $3/ton or be less than $ 2/ton
-------------------------------------------------------------------------------


4. Income Taxes:
The Corporation had approximately $7.6 million and $5.1 million in net operating loss carryovers available to reduce future income taxes in 2000 and 1999, respectively. These carryovers may be utilized through the year 2020. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheet is as follows:

                                                                 2000           1999
                                                                 ----           ----
Federal Deferred Tax Asset Relating to Net Operating Losses    2,415,759       1,603,443
   and Other Temporary Differences
State Deferred Tax Asset Relating to Net Operating Losses        452,955         239,577
   and Other Temporary Differences
Less Valuation Allowance                                      (2,868,714)     (1,843,020)
                                                            -------------  --------------
   Total Deferred Tax Asset                                            -               -
                                                            =============  ==============

The Components of the Valuation Allowance are:
Amount Due to Federal Net Operating Losses and other           2,415,759       1,603,443
   Temporary Differences
Amount Due to State Net Operating Losses and other
   Temporary Differences                                         452,955         239,577
                                                            -------------  --------------
   Total                                                       2,868,714       1,843,020
                                                             ============= ==============

5. Major Customers/Suppliers:

At July 31, 2000 and 1999 transactions with two or more suppliers and/or customers, in the aggregate, have accounted for 10% or more of purchases of inventory or services and/or sales and also account for 10% or more of the Company's accounts payable and accounts receivable at those dates as follows:

                     Amounts Purchased                 Amounts Payable
              -------------------------------   -------------------------------
              Supplier   Supplier    Supplier   Supplier    Supplier   Supplier
                  A          B           C          A           B          C

July 31, 1999  15.8%       16.4%       7.8%       20.6%       18.7%      0.6%

         2000  18.6%       13.5%       10.8%       0.0%        0.6%       0.1%
---------------------------------------------   -------------------------------

(Notes to Consolidated Financial Statements Cont'd)

                      Amounts Purchased                 Amounts Payable
              -------------------------------   -------------------------------
              Customer   Customer    Customer   Customer    Customer   Customer
                  A          B           C          A           B          C

July 31, 1999  13.1%       12.0%      11.9%       0.0%        0.0%        9.0%

         2000  16.1%       18.1%      n/a1%       3.4%        0.0%        n/a%
---------------------------------------------   -------------------------------

On February 21, 1997 the Company entered into an agreement with Minnesota Corn Processors, Inc. (MCP) to purchase its ICE BAN(R) product from MCP in exchange for issuing up to 1,170,000 (Approx. 7.3% of the current outstanding shares issued) shares of its common stock. The shares were to be issued over the 3-year term of the agreement under a formula based upon the relationship of corn value price per ton and the value of Natural Solutions Corporation stock on the day of shipment. As of July 31, 2000, 65,966 common shares have been issued under this agreement. In October 1999, this agreement was terminated and replaced with a fixed price purchase agreement.


6. Notes Payable & Long Term Debt:

                                                                                 2000             1999
Convertible Debenture dated August 11, 1999, bearing interest at 10%            ------------   ----------
and maturing on June 1, 2005.  See further details below.                       $   750,000    $       -

Convertible Debenture dated June 1, 2000, bearing interest at 10% and
maturing on June 1, 2005.  See further details below.                               250,000            -

Convertible Debenture dated August 1, 2000, bearing interest at 10%
and maturing on August 1, 2005.  See further details below.                         350,000            -

Notes Payable to Related Parties consist of two notes payable to Ice
Ban USA, Inc. bearing interest at 5.8% and 7%. The repayment of these notes is not required until the Company, in its own discretion, determines that the Company has achieved sufficient reliable cash flow to satisfy the notes without jeopardizing the Company's ability to pay
its budgeted expenditures.                                                          257,000      257,000

Three short term unsecured notes payable, bearing interest at 6% -
10%.  These notes were past due on July 31, 2000.  The Company has disputed the validity of these notes and has filed suit to rescind the
obligation.                                                                          47,000       47,000

Secured commercial loan guaranteed by an officer,  director & 000 shareholder of the Corporation,  also requiring a compensating  balance held in savings for the
full amount of the unpaid balance of the loan, bearing interest at 7%.                            35,000

Unsecured installment note payable, with payments of $5,350 per
month, bearing interest at 7%.   The entire balance of the note due
before the end of 2001.                                                              55,000            -
                                                                                -------------  -----------
   Total                                                                          1,709,000      339,000
Less Discount                                                                       359,447            -
Less Current Portion                                                                102,000      206,967
                                                                                -------------  -----------
   Total                                                                        $ 1,247,553    $ 132,033
                                                                                =============  ===========

(Notes to Consolidated Financial Statements Cont'd)

The Company issued a convertible debenture on August 11, 1999 for $750,000 bearing interest at 10% per annum. Initially, the debenture and interest were convertible at a rate of $0.75 per common share. As consideration for a financing commitment made on June 1, 2000, the conversion price was changed to $0.25 per common share. Interest is payable semiannually and may be paid in cash or, at the election of the Company, in shares of its common stock valued at $
0.25 per share. The debenture is due and payable on August 10, 2004 and may be converted, at the option of the holder, into common shares of the Company at $
0.25 per share at any time prior to maturity. The conversion price at the time of the issuance was equal to fair market value on the date of the transaction. Accordingly, no discount provision was recognized on the convertible debenture.

As part of a $1 million financing commitment dated June 1, 2000, the Company issued convertible debentures on June 1, 2000 and July 31, 2000 for $250,000 and $350,000, respectively. The debentures are due and payable on June 1, 2005 and August 1, 2005, respectively. They bear interest at 10% per annum, which is payable semiannually and may be paid in cash or, at the election of the Company, in shares of its common stock valued at $ 0.25 per share. The debenture may be converted, at the option of the holder, into common shares of the Company at $
0.25 per share at any time prior to maturity. The conversion price was below fair market value on the date of the transaction. Accordingly, discount provisions totaling $256,250 were recognized on the convertible debentures.

As a condition of the financing commitment, the Company pledged all of the assets of the Company as security for the convertible debentures, adjusted the conversion price of the debenture dated August 11, 1999 from $0.75 to $0.25 per common share, and replaced 3,000,000 common stock warrants having a conversion price of $0.75 per common share with the same number of common stock warrants having a conversion price of $0.25 per common share. The conversion price was less than the fair market value on the date of the transaction. Accordingly, a discount of $370,000 was recognized and is being amortized over the life of the convertible debenture issued June 1, 2000. Total amortization associated with this discount was $10,533 in the fiscal year 2000. The Company amortizes the discount using the effective interest method over the life of the debt - 5 years. A schedule of the maturity of the notes payable and long-term debt is as follows:

Maturity of Notes Payable and Long

                2001        2002      2003       2004        2005    Thereafter
              ----------- --------- ---------- --------- ----------- -----------

   Term Debt   $  102,000 $    -    $    -     $    -    $1,000,000   $607,000

              =========== ========= ========== ========= =========== ===========

7. Commitments:

The Company leases its three office locations, certain storage facilities and rail cars. Rent expense for the years ended July 31, 2000 and 1999 and future minimum lease payments under these operating leases was and are as follows:

                                    Minimum  Minimum   Minimum Minimum  Minimum
 Description   Expense    Expense   Payment  Payment   Payment Payment  Payment
                1999        2000     2001      2002     2003     2004     2005
               --------- -------- --------- --------- -------- -------- --------

Office Space     $36,167  $54,986  $98,943   $81,549  $59,982   $61,791 $63,640

Storage Tanks    352,257  283,230  298,257    80,000        0         0       0

Rail Cars         37,080   37,080   37,080     3,090        0         0       0
               --------- -------- --------- --------- -------- -------- --------
  Totals        $425,504 $375,296 $434,280  $164,639  $59,982   $61,791 $63,640

               ========= ======== ========= ========= ======== ======== ========

(Notes to Consolidated Financial Statements Cont'd)

8. Stockholders' Deficit:

Common Stock Offering:

On March 31, 1997 the Company concluded two offerings of its common stock to the public at $0.10 and $1.00 per share. 1,900,000 shares of its $ 0.001 par value common stock were issued. The Company received $1,000,000 as a result of these offerings. The offerings were exempt from SEC registration under Rule 504 of Regulation D. Offering costs such as legal, accounting, registration fees and filing fees of $19,273 were applied against additional paid in capital and are treated as a reduction of the gross proceeds of the offerings. Stock Issued for Product & Services:

The Company issued 30,000 shares in 2000 and 107,800 shares in 1999 for professional services, consulting and purchases of its principal products. The value of these transactions is recorded at fair market value at the date of contract or delivery, or by a predetermined formula stipulated by the terms of underlying agreements. The predetermined formula resulted in transaction values equal to fair market value at the date of contract or delivery. The following table summarizes these transactions.

                                          2000                 1999
                                          ----                 ----
                                             Weighted              Weighted
                                              Average              Average
                                    Shares    Value     Shares     Value
                                             Per Share            Per Share
                                    ------   ---------  -------   ----------
Shares Issued for Product                0               34,226   $ 3.22
Shares Issued for Professional
               Fees and Services    30,000   $ 0.75      73,574   $ 4.31
----------------------------------------------------------------------------
  Total                             30,000              107,800
                                    ======              =======

----------------------------------------------------------------------------

For additional information see note 10.

Stock Based Compensation:

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the measurement date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the measurement date of the grant. SFAS 123 requires pro forma disclosures regarding net income and earnings per share as if the compensation expense had been determined in accordance with the fair value based method described in SFAS 123. The Company estimates the fair value of each stock option at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for grants issued in 1999 and 2000.

                                         2000              1999
                                         ----              ----
     Dividend Yield                     None              None
     Expected Life                      2 Years           2 Years
     Expected Volatility                128%              68%
     Risk Free Interest Rate            6%                6%

 (Notes to Consolidated Financial Statements Cont'd)

A Summary of employee and non-employee options granted and exercised for each of the fiscal years ended July 31, 2000 and 1999 is presented below:


                                                             2000                    1999
                                                             ----
                                                           Weighted                Weighted
                                                            Average                Average
                                                           Exercise                Exercise
                                                Shares       Price      Shares      Price
                                                ---------- ---------- ---------- ------------
Balance at Beginning of Year                     1,620,000      $4.80  1,900,000       $6.58
  Grants Made During Year:
    Employment Agreements                                -          -    570,000        1.05
    Board Members                                  100,000       1.05          -           -
  Less Options Forfeited During Year               675,000       1.55    150,000        0.10
  Less Options That Expired During Year            500,000      12.75    700,000        6.26
Balance at End of Year                             545,000      $0.62  1,620,000       $4.80
                                                ========== ========== ========== ============

Options Exercisable at Year End                    545,000      $0.87  1,170,000       $5.96
                                                ========== ========== ========== ============
Weighted Average Fair Value of Options Granted                  $0.65                   $0.74
During Year
                                                           ===========           ===========


Under the terms of the stock option plans, the Company may grant up to 1.6 million stock option shares. Vesting requirements may vary as approved by the compensation committee of the board of directors. All options granted through July 31, 2000 were fully vested on the grant date. The terms of the stock option plan require that qualified stock options expire on the earlier of the end of the option period, generally ten years from the grant date, or three months after leaving employment with the Company or, in the event of death of the employee, one year from the date of death. Non-qualified stock options expire at the end of the option period.

Summary information for Options outstanding at July 31, 2000 is as follows:

                                    Options Outstanding                            Options Exercisable
                    -----------------------------------------------        ---------------------------------
                                                                Weighted                            Weighted
                                           Weighted Average      Average                             Average
    Range of       Number Outstanding    Remaining Contractual  Exercise   Amount Exercisable at    Exercise
 Exercise Prices    at July 31, 2000             Life             Price        July 31, 2000          Price
------------------------------------------------------------------------------------------------------------
  $ 0.00-$ 1.10     545,000                  104 Months          $0.62          545,000             $0.62
------------------------------------------------------------------------------------------------------------

(Notes to Consolidated Financial Statements Cont'd)

Had compensation cost been determined on the fair market value at the grant date consistent with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                         2000         1999
                                                         ----         ----
Net loss applicable to common shareholders-as reported  ($2,473,788)  ($2,220,485)
Net loss applicable to common shareholders-pro forma    ($2,538,508)  ($2,714,047)
Basic loss per share-as reported                             ($0.13)       ($0.14)
Basic loss per share-pro forma                               ($0.13)       ($0.17)

9. Supplemental Cash Flow Information:
Selected non-cash investing and financing activities are summarized as follows:

                                                           2000      1999
-------------------------------------------------------- ---------- ---------
             Cash Paid for Interest                      $   5,624    $1,973

   Non Cash Equity Transactions:
   Issuance of Common Stock in Exchange for Product      $       -  $110,086
   Issuance of Common Stock in Exchange for Services        22,500   316,871
   Issuance of Note Payable in Exchange for Services        60,000         -
-------------------------------------------------------- ---------- ---------

10. Accumulated Other Comprehensive Loss

The Company follows SFAS No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. The main components of comprehensive loss that relate to the Company are net earnings and valuation charges on marketable securities, each of which is presented in the Consolidated Statement of changes in Stockholders' Deficit. There was no income tax benefit or expense associated with the net change in the valuation charge on marketable securities.

11. Related Party Transactions:

On May 1, 1997, the Vice President of the Company and the Company entered into a three year Employment Agreement at an annual salary of $36,000 per year with cost of living increases. The Agreement also provided for additional compensation to be paid in the form of 100,000 shares of common stock to be issued on the Agreement anniversary date in each of the three years of the Agreement. See note 9 for relevant data on employment related stock options issued under this agreement. In fiscal year 1999 the employment of the Vice President and this agreement were terminated by the Company. Such termination is the subject of a lawsuit disclosed on note 13. In June, 1998 the Company purchased 100,000 shares of the common stock of IBAC Corporation (the Canadian licensee of ICE BAN(R) products under an agreement with Ice Ban USA, Inc.) for $110,000. The investment amounted to less than 1% of the 13,755,000 outstanding shares of IBAC Corporation. There existed a commonality of members of the Board of Directors and officers in both Natural Solutions Corporation and IBAC Corporation as well as a substantial ownership of stock in each company by the Janke Family Trusts. During the fiscal year ended July 31, 1999 the Company made payments in both cash and stock to a law firm in which Robert E. Freer Jr., Esq. is a principal. Mr. Freer became a Director of the Company in April 1998. Cash payments totaling $11,518 and 60,318 shares of common stock valued at $259,753 were paid directly to this firm in 1999 for legal services performed and disbursements made on behalf of the Company. During the fiscal year ended July 31, 2000 the Company made cash payments to Mr. Freer's law firm totaling $5,350. No shares of common stock were issued to Mr. Freer's law firm during 2000. The Company owed approximately $58,065 in unpaid legal fees to Mr. Freer's law firm at July 31, 2000.

On August 15, 1999, the Company signed an installment note payable of $60,000 for legal services performed to a law firm in which Robert E. Freer Jr., Esq. is a principal. Mr. Freer became a Director of the Company in April 1998.

(Notes to Consolidated Financial Statements Cont'd)

During the fiscal year ended July 31, 2000, the Company issued $1,350,000 of convertible debentures to M.G. Robertson. See note 7 for discussion of the debentures. On October 31, 1999, the Company sold four million shares of common stock to M.G. Robertson for $1 million. As a part of the transaction, Dr. Robertson acquired, among other rights, the right to name up to three of seven of the directors of the Company. Mr. Robertson was elected Chairman of the Board of Directors subsequent to this transaction.

12. Subsequent Events:

As part of a financing commitment dated June 1, 2000, the Company issued a convertible debenture on August 31, 2000 for $435,000. The debenture is due and payable on September 1, 2005 and is secured by the assets of the Company, bearing interest of 10% per annum. Interest is payable semiannually and may be paid in cash or, at the election of the Company, in shares of its common stock valued at $ 0.25 per share. The debenture may be converted, at the option of the holder, into common shares of the Company at $ 0.25 per share at any time prior to maturity. The conversion price was below fair market value on the date of the transaction. Accordingly, a discount provision totaling $163,125 was recognized on the convertible debentures.

In October 2000 the Company began an exempt offering of 8% convertible preferred stock as a part of a financing plan to raise up to $2 million toward implementation of the Company's strategic plan. The preferred stock was offered to accredited investors in minimum lots of 1000 shares at $100 per share. The preferred stock is convertible to common stock of the Company at 200 common shares to one share of preferred stock. If not converted, these securities may be redeemed by the Company after ten years from the date of issue. The outcome of the offering has not been determined.

13. Contingencies and Legal Matters:

Employment Agreement

A lawsuit was filed by the former Vice President of the Company and seeks to enforce his original employment agreement of an annual salary of $36,000 and 300,000 shares of common stock over a three-year period. The agreement calls for arbitration proceeding that is currently in recess until November 27, 2000. The Company is defending its dismissal of the employee for good cause. Management estimates the potential loss to be the 100,000 shares earned in the first year under the agreement but not yet issued. The financial statements reflect the future obligation to issue these shares.

Securities Fraud

This lawsuit seeks damages to certain shareholders for breach of various security regulations and laws due to alleged violations by the Company. The former shareholders of Ice Ban, Inc. claim of to have been defrauded in the receipt of their stock in the Company in exchange for selling their company, Ice Ban, Inc., to Natural Solutions Corporation. The Company has filed a counterclaim alleging, among other things, breach of fiduciary duty and violation of securities law. On July 5, 2000, the plaintiffs voluntarily dismissed the action against the Company. The Company's counterclaims remain active in this proceeding. Management is uncertain of the outcome of its counterclaims.

Fraudulent Misrepresentation

The selling shareholders of Ice Ban, Inc. seek to rescind the sale of that company to Natural Solutions Corporation in July of 1997. The suit alleges management misrepresentation surrounding the ownership of the Toth Patent. Management believes full and complete disclosure was made at the time of the acquisition and has filed motions to dismiss and for summary judgment. Discovery is proceeding and the case is set for trial in February 2001. Management is uncertain of the outcome in this case but considers a successful defense likely.

Sears Oil Company alleges fraudulent misrepresentation and inducement regarding the Toth Patent. The plaintiff amended their complaint to allege patent infringement of the Toth patent. Plaintiffs seek damages of $400,000 plus dissolution of a New York LLC in which both parties are principals. The Company has filed counterclaims alleging breach of fiduciary duty, breach of a confidentiality agreement by Sears Oil Company and others acting in concert with Sears Oil Company. No trial has been scheduled as of the date of the issuance of these financial statements. Management is uncertain of the outcome in this case and unable to estimate the amount or range of potential loss.

(Notes to Consolidated Financial Statements Cont'd)

14. Substantial Doubt about the Company's Ability to Continue as a Going Concern and Management's Plans: The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception, August 14, 1996, and has aggregate operating losses of $14,467,049 through July 31, 2000. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations.

The Company believes that increased sales are necessary in order to achieve adequate short term and long-term liquidity and solvency. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. The Company has primarily funded its operations through the sale of its common stock. There can be no assurance that the Company will be able to do so in the future, and, if so, will provide sufficient capital and on terms favorable to the Company.

Management's plan to overcome these problems include the following

     1. The Company believes it will secure sufficient capital to maintain its current operations through the sale of $435,000 of convertible debt on August 31, 2000 and its convertible preferred stock offering.

     2. The Company's Board of Directors has made changes to its management team by replacing is President and Chief Financial Officer.

     3. The Company has developed a comprehensive strategic plan addressing marketing, sales, product quality, and operational issues and is in the process of implementing each of the elements of that plan.

     4. The Company is also continuing to streamline its central organization and eliminating unnecessary overhead costs.

These uncertainties and the uncertainties associated with the unresolved legal matters raise substantial doubt about the Company's ability to continue as a going concern and therefore about its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments and classification of liabilities that may be necessary if the entity is unable to continue as a going concern.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Prior to the fiscal year ending July 31, 2000, the Company's auditor was Cronin & Co., Certified Public Accountants, with it principal address at 12 Blandford Lane, Fairport, NY 14450. Cronin & Co.'s report on the consolidated financial statements of the Company, for the fiscal years ended July 31, 1999 and 1998 contained an opinion, which had a going concern qualification. The Company has had no disagreements with Cronin & Co. At the 1999 annual meeting of shareholders, the shareholders approved a change in auditors to PricewaterhouseCoopers LLP to serve as the independent public accountants of Natural Solutions Corporation for its fiscal year ending July 31, 2000. The
Company appointed PricewaterhouseCoopers LLP to serve as its auditors on June 19, 2000.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         (a) Identification of Directors and Executive Officers

Dr. M. G. "Pat" Robertson, age 70, has served as Chairman of the Board of NSC since December 10, 1999. He serves for a three year term and until his successor is duly elected and qualified. Dr. Robertson is an internationally known religious broadcaster, businessman, educator, and philanthropist and former candidate for the Presidential nomination for the Republican Party. He has served as Chairman of the Board of The Christian Broadcasting Network, Inc. ("CBN"), a global Christian ministry, since January 1960, Chief Executive Officer and President of CBN from January 1960 to January 1987 and from January 1990 to September 1993, and Chief Executive Officer of CBN from September 1993. Dr. Robertson served as the Chairman and controlling shareholder of International Family Entertainment, Inc., the owner of The Family Channel cable television network, from 1989 until its sale to a subsidiary of News Corporation in 1997.

Currently, Dr. Robertson is also Chairman of Zhaodaola Limited, Freedom Gold, Ltd., and CENCO Refining Company and in addition to his role at CBN, serves in the nonprofit world as Chancellor of Regent University, Chairman of Operation Blessing International Relief and Development, and President of the American Center for Law and Justice.

Jim W. Foshee, age 51, has been the President and Chief Executive officer of the Company since November 1999. He serves for an open-ended term. From 1987 until 1992 Mr. Foshee held various executive positions with the AMF Companies ("AMF") located in Richmond, Virginia. AMF is an international manufacturer of bowling equipment. His primary duties as Controller for AMF entailed the preparation of budgets, treasury functions, department consolidation, operations downsizing and the supervision of professional and clerical staffing. From 1993 until 1995 Mr. Foshee was the Vice President, Chief Operating Officer and Chief Financial Officer for Bradley, Inc., a home heating equipment and supply distributor headquartered in Mechanicsville, Virginia. From 1995 until 1998 Mr. Foshee was the President of North American Marketing, Inc., a direct mail production and marketing company in Richmond, Virginia. Immediately prior to joining the Company, Mr. Foshee was the President of Prime Property Developers, Inc., a home construction company in Richmond, Virginia.

Michael Klansek, age 44, has been the Chief Financial Officer of the Company since December 1999. He serves for an open-ended term. From 1997, Mr. Klansek has held the position of Chief Financial Officer of Robertson Asset Management, an investment management organization owned by Dr. Robertson. From 1987 to 1996, he held the positions of Chief Financial officer and Controller for Oster Communications, Inc., a publishing and communications concern. From college to 1987, Mr. Klansek spent nine years at KPMG Peat Marwick, an international accounting and consulting firm.

Louis A. Isakoff, age 45, has been a director of Zhaodaola Limited since april 2000. He is an attorney employed by Robertson Asset Management, Inc. a company owned by Dr. Robertson. Prior to that, Mr. Isakoff was senior vice president, secretary and a member of the board of directors of International Family Entertainment, Inc. from 1990 to 1997.

J. Nelson Happy, age 56, was a member of the Board of Directors of the Company from April 8, 1998 until a leave of absence beginning June 30, 1998 and ending August, 1999. At the December 10, 1999 Annual Shareholder Meeting, Mr. Happy was re-elected to a three year term as director. Since 1998, Mr. Happy has served as the Chief Executive Officer of Cenco Refining Company, Inc. located in Santa Fe Springs, California. From 1993 to 1999, Mr. Happy was Dean and Professor of Regent University School of Law (Regent). Prior to his position with Regent, Mr. Happy practiced business and civil litigation law. He has lectured at the University of Kansas and has been a faculty member at the National Institute of Trial Advocacy at Northwestern University in Chicago. He is a national faculty member of the West Bar Review. He has been an attorney since 1967 and has been an executive officer and director of numerous business enterprises in a variety of industries. Mr. Happy is a graduate of Columbia University Law School and has an undergraduate degree in communications from Syracuse University.


Robert E. Freer, Jr., age 58, has been a Board Member of the Company since April 8, 1998. On November 12, 1998, Mr. Freer was re-elected as director to a term ending in November, 2000. Mr. Freer has been a director of the Company since April 1998. He is an attorney and has been an officer and director of the Washington, D.C. law firm of Baise, Miller & Freer P.C., and practiced with the firm's predecessor organization since 1995. Mr. Freer is a Registered Investment Advisor and President of Monticello Capital, Ltd., and Black Hawk Bermuda, Ltd. Prior to entering private law practice, Mr. Freer served in several senior level positions at the Federal Trade Commission and the U.S. Department of Transportation. For almost ten years, Mr. Freer was Vice President and Washington Counsel for Kimberly Clark Corporation, where he was also General Counsel in Roswell, Georgia from 1983 to 1984. Mr. Freer was appointed by President Reagan as a member of the President's Commission on White House Fellowships, served as one of the founders and the first General Counsel of the Republican National Lawyers Association, National Chairman of Corporate Counsel for Reagan-Bush 1984, and was Assistant General Counsel of the 1988, 1992, and 1996 Republican Conventions. Mr. Freer is a graduate of Princeton University and the University of Virginia Law School.

J. Carter Beese, Jr., age 43, has been a Board Member of NSC since April 8, 1998. On November 12, 1998, Mr. Beese was re-elected to a term ending November, 2001. Mr. Beese joined Riggs & Co. in 1998, and is currently President of Riggs Capital Partners an investment division of Riggs National Bank and a Vice Chairman of Riggs & Co. Prior to joining Riggs Capital Partners Mr. Reese was Managing Director of the Global Banking Group at BT Alex Brown. Mr. Beese was with BT Alex Brown from 1995 to 1997. In 1992, Mr. Beese was nominated by President Bush to be a Commissioner of the U.S. Securities and Exchange Commission (SEC). Upon confirmation Mr. Beese served as SEC Commissioner until 1996. Prior to joining the SEC, Beese was a partner at Alex Brown & Sons, the oldest investment banking firm in the United States. In 1990, Mr. Beese was appointed as a Director of the

Overseas Private Investment Corporation (OPIC). Currently, Mr. Beese serves as Senior Advisor to the Washington based Center for Strategic and International Studies (CSIS), a non- partisan think tank that has been at the forefront of shaping public policy for over 30 years. In addition, he is involved with the World Economic Forum, the Council on Foreign Relations and serves on the Boards of various public and private institutions, including Internet Securities, China.com and Aether Systems, Inc.

Lowell W. Morse, age 62, has been a Board Member of the Company since November 9, 1999. At the Annual Meeting of Shareholders on December 10, 1999, Mr. Morse was elected to a three year term as director. Mr. Morse has served as the chairman of Morse & Associates, Inc., a real estate and investment management company, since 1972. In addition, Mr. Morse is the founder and has been the Chairman of The Bagel Basket, Inc. a chain of bagel stores, since 1993, and is the founder and has been the Chairman of Cypress Ventures, Inc., a real estate development company, since 1989. Mr. Morse has also served as the former Chairman of the Board of Trustees of Regent University, and a director of Comerica California, Inc. a subsidiary of Comerica, Inc. a publicly traded bank holding company. Mr. Morse is also a member of the board of directors of Christianity.com, Inc. and Zhaodaola Limited.

         (b) Identify Significant Employees.

Not Applicable.

         (c) Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

         (d) Involvement in Certain Legal Proceedings.

The Company is not aware of any involvement by its current officers, directors, or other applicable persons regarding any civil, criminal, or bankruptcy proceeding or any other event that is required to be disclosed that relates to the past five years that are material to an evaluation or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the issuer.

Item 10.  Executive Compensation.


                           SUMMARY COMPENSATION TABLE
                                      Annual Compensation                     Long-Term Compensation
------------------------------------------------------------------------------------------------------------
         (a)             (b)      (c)       (d)        (e)         (f)         (g)       (h)        (i)
                                                      Other                 Securities
                                                      Annual    Restricted  underlying   LTIP    All Other
 Name and Principal                                  Compensa-     Stock     options/   Payouts   Compensa-
      Position          Year   Salary ($)  Bonus ($)  tion ($)  Award(s)($)  SARS (#)     ($)     tion ($)
----------------------- ----- ----------- ---------- --------- ------------ ---------- -------- ------------
Dr. M. G. Robertson,    1999  $       -   $      -   $      -    $      -   $      -   $      -  $       -
      Chairman          2000  $       -   $      -   $      -    $      -   $      -   $      -  $       -

Jim W. Foshee,          1999          -   $      -   $      -    $      -   $      -   $      -  $       -
  President (1)         2000  $ 100,000   $      -   $      -    $      -   $      -   $      -  $       -

Michael D. Klansek,     1999          -   $      -   $      -    $      -   $      -   $      -  $       -
 Treasurer (1) (2)      2000  $  75,000   $      -   $      -    $      -   $      -   $      -  $       -

Louis Isakoff,          1999  $       -   $      -   $      -    $      -   $      -   $      -  $       -
 Secretary (1) (2)      2000  $       -   $      -   $      -    $      -   $      -   $      -  $       -
------------------------------------------------------------------------------------------------------------

(1) In September 2000, the directors approved the issuance of employee stock options to all of the employees of the Company. As of September 30, 2000, the options had not been granted.

(2) Mr. Klansek and Mr. Isakoff are also employed by Robertson Asset Management, a company wholly owned by Dr. Robertson.

1999 Stock Option Plan

On November 11, 1998, one and one-half million (1,500,000) shares of restricted stock was set aside for compensation and outlined as non-qualified options at seventy-five cents ($0.75) per share. On February 19, 1999, the Company amended the vote of the Board of Directors to now include an Incentive Stock Option Plan whereby nine-hundred thousand (900,000) shares of restricted stock was to be set aside under the Non-Statutory Stock Option Plan for non-employee members of the Board of Directors, key personnel, consultants or independent contractors, and an Incentive Option Plan to include employees, and key personnel who render services which contribute to the success of the growth of the Company, whereby six-hundred thousand (600,000) shares of restricted stock was set aside. The price per share of the options is one dollar and five cents ($1.05), or such other amount as the Board of Directors shall determine. The Company's Incentive Stock Option Plan and Non-Statutory Stock Option Plan are both articulated within one plan titled "1999 STOCK OPTION PLAN".





                     SUMMARY OF NON-QUALIFIED STOCK OPTIONS
--------------------------------------------------------------------------------
                      Number of
                    Shares at July                Expiration
Name                  31, 2000      Grant Date       Date       Exercise Price
Board of Directors:
------------------- --------------  ------------- ------------- ----------------
George Janke           150,000       2/17/99       2/17/09         $1.10
------------------- --------------  ------------- ------------- ----------------

J. Carter Beese         50,000       2/17/99       2/17/09         $1.05
------------------- --------------  ------------- ------------- ----------------

Robert E. Freer         45,000       2/17/99       2/17/09         $1.05
------------------- --------------  ------------- ------------- ----------------

J. Carter Beese         50,000      10/11/99      10/11/09         $1.05
------------------- --------------  ------------- ------------- ----------------

Robert E. Freer         50,000      10/11/99      10/11/09         $1.05
------------------- --------------  ------------- ------------- ----------------
Other Key Personnel    200,000

--------------------------------------------------------------------------------
Total Stock Options Outstanding       545,000

--------------------------------------------------------------------------------

(1) In September 2000, the directors approved the issuance of employee stock options to all of the employees of the Company. As of September 30, 2000, the options had not been granted.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

The following is information on any person or group who is known to be the beneficial owner of more than five percent of any class of the issuer's voting securities:

  (1)                  (2)                            (3)              (4)*
Title of         Name and Address                  Amount and        Percent of
 Class         of Beneficial Owner             Nature of Beneficial    Class
                                                    Owner
--------------------------------------------------------------------------------
Common Stock   Warren D. Johnson, Jr.              4,929,524 (1)      16.05%
               5111 S.W. Bay Point Circle
               Palm City, FL 54990


Common Stock   Janke Family Vinasz Trust,          4,889,000          15.92%
               511 New Hope Road
               Lahaska, PA 18938


Common Stock   Dr. M. G. "Pat" Robertson,Chairman 14,180,000 (2)      46.17%
               977 Centerville Turnpike
               Virginia Beach, VA 23463

--------------------------------------------------------------------------------
* Based on 30,711,540 fully diluted shares outstanding on September 30, 2000.

(1) These shares are subject to a preliminary injunction in Warren D. Johnson, Jr.'s Chapter 7 bankruptcy proceeding. Kapila, Trustee vs. Warren Douglas Johnson, Jr., et al., Case No. 92-33339-BKC-SHF (U.S. Bankruptcy Court, Southern District of Florida). The Company deems Warren D. Johnson, Jr. the true beneficial owner of such shares. They are held in nominee names as follows:
700,000 shares / Medical College Fund, 625,000 shares / Windmills Plantation Fund, Ltd., 600,000 shares / Hawks Nest Plantation Fund, 750,000 shares / Reed International Fund, Inc., 750,000 shares / Ryder Securities Ltd., 500,000 shares / Marlin Preservation Fund, 260,000 shares / Harvard Fund, Ltd., 260,000 shares Merchants Trust Fund, 100,000 shares / Warren D. Johnson, Sr., 284,524 shares / Dianne Johnson, 100,000 shares / Dianne Johnson. These shares are also subject to stock rescission litigation by the Company.

(2) Included in the total shares owned by Dr. Robertson are 4,040,000 share owned directly, a right to convert the $750,000, $250,000, $350,000, and $435,000 debentures at $0.25 per share totaling 7,140,000 common shares, expiring on August 11, 2001, June 1, 2005, August 1,2005, and September 1, 2005, respectively. Also, included in the total shares owned by Dr. Robertson is an option to exercise stock warrants to purchase an additional 3,000,000 shares of the Company's common stock exercisable at $.25 a share and expiring on June 1, 2005. As of the date of this filing these warrants have not been exercised. (See
Part II, Item 5 Market for Common Equity and Related Stockholder Matters, (d). Recent Sales of Unregistered Securities

         (b) Security Ownership of Management.
For directors and officers:


  (1)                  (2)                            (3)              (4)*
Title of         Name and Address                  Amount and        Percent of
 Class         of Beneficial Owner             Nature of Beneficial    Class
                                                    Owner
--------------------------------------------------------------------------------
               Dr. M. G. "Pat" Robertson,
               Chairman (1)
Common         977 Centerville Turnpike Virginia
 Stock         Beach, VA 23463                     14,180,000         46.17%
-------------- ---------------------------------- ------------------- ----------
               Jim W. Foshee, President
Common         100 Volvo Parkway, Suite 200
 Stock         Chesapeake, VA 23320                         0          0.00%
-------------- ---------------------------------- ------------------- ----------
               Michael Klansek, Treasurer
Common         100 Volvo Parkway, Suite 200
 Stock         Chesapeake, VA 23320                         0          0.00%
-------------- ---------------------------------- ------------------- ----------
               Louis A. Isakoff, Secretary
Common         Centerville Turnpike
 Stock         Virginia Beach,  VA 23463                    0          0.00%
-------------- ---------------------------------- ------------------- ----------
               J. Nelson Happy, Director
Common         100 Volvo Parkway, Suite 200
 Stock         Chesapeake, VA 23320                         0          0.00%
-------------- ---------------------------------- ------------------- ----------
               Robert E. Freer, Director
Common         100 Volvo Parkway, Suite 200
 Stock         Chesapeake, VA 23320                   102,000          0.33%
-------------- ---------------------------------- ------------------- ----------
               Lowell W. Morse, Director
Common         100 Volvo Parkway, Suite 200
 Stock         Chesapeake, VA 23320                   150,000          0.49%
-------------- ---------------------------------- ------------------- ----------
               J. Carter Beese, Director
Common         100 Volvo Parkway, Suite 200
 Stock         Chesapeake, VA 23320                   100,000          0.33%
-------------- ---------------------------------- ------------------- ----------
Common         Total Directors & Officers          14,532,000         47.32%
 Stock

--------------------------------------------------------------------------------

* Based on 30,711,540 fully diluted shares outstanding on September 30, 2000

(1) Included in the total shares owned by Dr. Robertson are 4,040,000 share owned directly, a right to convert the $750,000, $250,000, $350,000, and $435,000 debentures at $0.25 per share totaling 7,140,000 common shares, expiring on August 11, 2001, June 1, 2005, August 1, 2005, and September 1, 2005, respectively. Also, included in the total shares owned by Dr. Robertson is an option to exercise stock warrants to purchase an additional 3,000,000 shares of the Company's common stock exercisable at $.25 a share and expiring on June 1, 2005. As of the date of this filing these warrants have not been exercised. (See Part II, Item 5 Market for Common Equity and Related Stockholder Matters,
(d). Recent Sales of Unregistered Securities and See Footnote (2) (a) of Part III, Item 13 Security Ownership of Certain Beneficial Owners and Management, (a) Security Ownership of Certain Beneficial Owners.]

(2) In September 2000, the directors approved the issuance of employee stock options to all of the employees of the Company, including Mr. Foshee, Mr. Klansek, and Mr. Isakoff. As of September 30, 2000, the options had not been granted.

Item 12.  Certain Relationships and Related Transactions.

The Company believes that the terms of the transactions provided in the remainder of this section are at least as favorable as those that could have been secured in an arm's length transaction.

1. On August 25, 1998, a letter arrangement was entered into Sears, SEACO, and by Jeffrey Johnson, purportedly on behalf of the Company. NSC disputes whether Mr. Johnson had authority to sign the letter. The arrangement purportedly provided for Sears to purchase up to one and one-half million gallons (1,500,000) of ICE BAN(R), subject to certain provisions relating to resale to SEACO. The terms of the agreement are subject to legal disputes, which are unresolved at this time. [See Part II, Item 2. Legal Proceedings] This agreement has recently expired.

2. On October 8, 1998, the Company issued 19,674 shares of its common stock valued at $108,323 to Baise, Miller & Freer PC of Washington, D.C. in payment of professional fees. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506.

3. On February 10, 1999, the Company issued 22,687 shares of its common stock valued at $109,143 to Baise, Miller & Freer PC of Washington, D.C. as payment of professional fees. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506.

4. On April 16, 1999, the Company issued 17,957 shares of its common stock valued at $42,287 to Baise, Miller & Freer PC of Washington, D.C. as payment of professional fees. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506.

5. On or about, May 5, 1999, Richard Jurgenson was elected Chairman of the Board of Directors. Mr. Jurgenson first joined the Company's board in April 1998 and was President of Minnesota Processors as well as one of its founders. In August 1999 he became Chief Executive Officer of the Company. On November 22,1999 he voluntarily resigned the position. On January 5, 2000 Mr. Jurgenson voluntarily resigned from the Board of Directors.

6. On August 11, 1999, the Company borrowed $750,000 from Dr. Robertson in the form of a convertible debenture bearing interest at 10% per annum and maturing on August 11, 2001. Prior to repayment, the principal and accrued and unpaid interest was originally convertible into the Company's common stock at a price of $0.75 per share. The debenture includes two detachable warrants entitling the holder to purchase up to three million shares of the Company's common stock at a price of $0.75 per share. On June 1, 2000, the warrants were cancelled and replaced by Warrant W-3A, for three million shares at an exercise price of $0.25 per share, and the conversion price on the convertible debenture was reduced to $0.25 per share. Warrant W- 3A expires on May 15, 2005. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506 and ss.13.1-507 of the Virginia Code.

7. On October 31, 1999, the Company sold four million shares of common stock to Dr. Robertson for $1 million. As a part of the transaction, Dr. Robertson acquired, among other rights, the right to name up to three of seven of the directors of the Company. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506 and ss.13.1-507 of the Virginia Code. Dr. Robertson was elected Chairman of the Board of Directors subsequent to this transaction.

8. On June 1, 2000 Dr. Robertson invested an additional $250,000 in the form of a convertible debenture bearing interest at 10%, maturing on June 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. As a condition of the debenture, the Company amended the terms of the $750,000 debenture and detachable warrants, dated August 11, 1999, reducing the price from $0.75 to $0.25 per common share and secured the debenture with the assets of the Company. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506 and ss.13.1-507 of the Virginia Code.

9. On July 31, 2000 Dr. Robertson invested an additional $350,000 in the form of a convertible debenture bearing interest at 10%, maturing on July 31, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506 and ss.13.1-507 of the Virginia Code.

10. On August 31, 2000 Dr. Robertson invested an additional $435,000 in the form of a convertible debenture bearing interest at 10%, maturing on September 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. The Company relied upon the exemption from registration provided by ss.4(2) of the Act and Rule 506 and ss.13.1-507 of the Virginia Code.

Item 13.          Exhibits, List and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    -----------------------
2.1            Ice Ban Board of Directors Mtg. Nov. 13, 1997 (a)
3.(i).1        Articles of Incorporation  Ice Ban Aug. 14, 1996 (a)
3.(i).2        Articles of  Incorporation Tembind  (Roadbind)  Oct. 17, 1997 (a)
3.(i).3        Articles of  Incorporation Natural Solutions Corp. (a)
3.(i).4        Ice Ban Articles of Inc. Amendment Nov. 11, 1998(a)
3.(i).5        Amend. to Articles of Inc. for ICE BAN, INC. 12-02-98 (a)
3.(i).6        Amend. of Articles of Inc. ICE BAN 12-11-98 (a)
3.(ii).1       Ice Ban America By-Laws(a)
3.(ii).2       Master  of By-Laws for Ice Ban Holdings, Inc (a)
3.(ii).3       Tembind  America  (Roadbind)  Bylaws (a)
10.1           PLM Investment Management (a)
10.2           First Addendum to Crystal Tree Lease July 10, 1997 (a)
10.3           Second Addendum to Crystal Tree Lease Feb. 8, 1999 (a)
10.4           Tenant Estoppel Cert.  Crystal Tree March 30, 1999 (a)
10.5           Lease Agreement, Medina NY Feb. 10, 1999 (a)

10.6           Office Lease Agreement-NY 6-1-97 (a)
10.7           Tembec & Ice Ban Dist Agreement (a)
10.8           Addendum to Agreement between NSC and IBUSA (a)
10.9           Agreement Mountain Products -- Ice Ban (a)
10.10          Caloosa Shell Corp. Supply Agree (a)
10.11          DEDERT- Rental 7-23-98 (a)
10.12          Elevage USA Corp (a)
10.13          Lease NSC and Jeanne Whipple Realty (a)
10.14          Na-Churs Plant Food Company (a)
10.15          Roadway Solutions Inc. Sup Agree  4/19/99 (a)
10.16          RPR, Inc. 2/24/99 (a)
10.17          Steuben Co-Op terminal agree.9/16/99 (a)
10.18          Sweetners Plus (a)
10.19          Transmatrix, Inc. Contract (a)
10.20          Warehouse Lease (a)
10.21          CSX Transportation Agreement 5/12/98 (a)
10.22          Crystal Tree Corporate Centre Lease 4/11/97 (a)
10.23.1.1      Employment Contract                 (a)
10.23.2        Testing Consent Letters and HITEC Test Results  (a)
10.24          Highway Innovative Technology Evaluation Center (HITEC) Report
               (Hard Copy Provided Separately (a)
10.25          Notice of Death of Founder George Janke (b)
10.27          Convertible Debenture Dated June 1, 2000 (c)
10.28          Convertible Debenture Dated July 31, 2000 (d)
10.29          Convertible Debenture Dated August 31, 2000 (e)
16.1           Notice of Change in Accounting Firms Effective June 19, 2000 (f)
27   *         Financial Data Schedule
----------------------------------------------

(a)  Filed under the same exhibit number to the Registrants Form 10-SB.

(b) Previously filed as Item 5 with the Company's report on Form 8K filed May 15, 2000

(c) Previously mentioned with the Company's report on Form 8K filed August 9, 2000 and filed with Schedule 13D as "Exhibit 4.3" on June 15, 2000.

(d) Previously filed with the Company's report on Form 8K as "Exhibit A" on August 9, 2000

(e) Previously filed with the Company's report on Form 8K as "Exhibit A" on September 8, 2000

(f)  Previously filed with the Company's report on Form 8K filed June 20, 2000

*    Filed herewith

     (b) The Company filed a report on Form 8K on May 15, 2000 in connection with the Death of Founder George Janke

         The Company filed a report on Form 8K on June 20, 2000 dismissing accountants Cronin & Company and engaging PriceWaterhouseCoopers LLP.

         The Company  filed a report on Form 8K on June 21,  2000 in  connection
         with  an  executed  Convertible   Debenture   ("Debenture")  with  M.G.
         Robertson, the Company's Chairman of the Board.

         The Company  filed a report on Form 8K on August 9, 2000 in  connection
         with  an  executed  Convertible   Debenture   ("Debenture")  with  M.G.
         Robertson, the Company's Chairman of the Board.

         The Company filed a report on Form 8K on September 9, 2000 in connection with an executed Convertible Debenture ("Debenture") with M.G. Robertson, the Company's Chairman of the Board.

Item 2. Description of Exhibits

None

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, hereunto duly authorized

Natural Solutions Corporation
(Registrant)

Date:   October 26, 2000    By: /s/   Jim W.  Foshee
                                 ----------------------------------------------
                                     Jim W.  Foshee, President

Date:   October 26, 2000    By: /s/   Michael Klansek
                                 ----------------------------------------------
                                     Michael Klansek, Chief Financial Officer

Date:   October 26, 2000    By: /s/   M.G. Robertson
                                 ----------------------------------------------
                                     M.G. Robertson, Chairman

Date:   October 26, 2000    By: /s/  Lowell Morse
                                 ----------------------------------------------
                                     Lowell Morse, Director

Date:   October 26, 2000    By: /s/   J. Nelson Happy
                                 ----------------------------------------------
                                     J. Nelson Happy, Director

Date:   October 26, 2000    By: /s/   J.  Carter Beese
                                 ----------------------------------------------
                                     J.  Carter Beese, Director

Date:   October 26, 2000    By: /s/   Robert E.  Freer
                                 ----------------------------------------------
                                     Robert E.  Freer, Director