Form 10QSB
period 2000-10-31
NATURAL SOLUTIONS CORP
filed 2000-12-12
CIK 1096594

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarter ended: October 31, 2000

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

                                                        Name of each exchange on
Title of each class                                             which registered

None                                                                        None
-----------------------------                          -------------------------

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


State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of October 31, 2000, there are 20,046,540 shares of voting common stock of the registrant issued and outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


Condensed Consolidated Balance Sheets                                        F-2

Condensed Consolidated Statements of Operations                              F-3

Condensed Consolidated Statements of Cash Flows                              F-4

Notes to the Condensed Consolidated Financial Statements                     F-5


                          NATURAL SOLUTIONS CORPORATION
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                  (Unaudited)        (Unaudited)
                                                                October 31 2000    October 31 1999     July 31, 2000
                                                             -------------------------------------------------------
  Current Assets:
     Cash and Cash Equivalents                                       $  487,834         $    9,136        $  195,500
     Trade Accounts Receivable, net
     Other Receivables, net
     Inventories
     Prepaid Expenses
                                                             --------------------------------------------------------

        Total Current Assets                                          1,420,524            996,465           863,188


  Property and Equipment at cost                                        156,350            166,434           153,117

     Less Accumulated Depreciation                                     (81,305)           (58,483)          (73,055)
                                                             --------------------------------------------------------

                                                                         75,045            107,951            80,062


  Investment in Affiliate                                            -                      18,750         -
  Licensing Agreement, net
                                                             --------------------------------------------------------
                                                                    $ 1,794,518       $  1,531,143       $ 1,267,925
                                                             ========================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current Liabilities:
     Trade Accounts Payable
     Accrued Expenses
     Notes Payable
     Current Portion of Long Term Debt to Related Party
                                                             --------------------------------------------------------

        Total Current Liabilities                                     1,271,461          1,453,684         1,051,720


  Long Term Debt to Related Party                                       257,000            132,032           257,000
  Convertible Debentures to Related Party                             1,441,352
  Commitments and Contingent Liabilities

  Stockholders' Deficit:
     Preferred Stock Subscriptions                                                      -                  -
     Common Stock, $0.001 par value, 55,000,000 shares
       authorized, 20,046,540 issued and outstanding
       in 2000 and 19,966,540 in 1999
     Additional Paid-in Capital                                      13,585,780                           13,415,674
     Accumulated Other Comprehensive Loss                            -                                     -
     Accumulated Deficit                                           (15,231,121)       (12,495,274)      (14,467,049)
                                                             --------------------------------------------------------

        Total Stockholders' Deficit                                 (1,175,295)          (804,573)       (1,031,348)
                                                             --------------------------------------------------------
                                                                    $ 1,794,518       $  1,531,143       $ 1,267,925
                                                             ========================================================

               See Notes to Condensed Consolidated Financial Statements.


                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Operations

                                                                    or the Three Months Ended October
                                                                   F               31
                                                                   ------------------------------------
                                                                   ------------------------------------
                                                                         (Unaudited)       (Unaudited)
                                                                             2000              1999
                                                                   ------------------------------------

           Net Sales                                                      $  446,799        $  193,337
           Costs Applicable to Sales
                                                                   ------------------------------------

                 Gross Profit                                                 90,706             (748)

           Operating Costs and Expenses:
              Selling and Administrative Expenses
                                                                   ------------------------------------

                 Losses from Operations                                    (543,280)         (489,120)

           Other Expense, net
                                                                   ------------------------------------


           Loss Before Taxes                                               (764,079)         (502,009)

           Income Tax Expense                                               -                 -
                                                                   ------------------------------------


           Net Loss                                                        (764,079)         (502,009)
                                                                   ====================================
                                                                   ====================================

           Loss per Share, Basic and Diluted                                 ($0.04)           ($0.03)
                                                                   ====================================
           Weighted Average Common
              Shares Outstanding                                          20,036,540        15,996,540
                                                                   ====================================

               See Notes to Condensed Consolidated Financial Statements.


                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Cash Flows


                                                                        or the Three Months Ended October
                                                                       F               31
                                                                       ------------------------------------
                                                                       ------------------------------------
                                                                            (Unaudited)       (Unaudited)
                                                                                2000              1999
                                                                       ------------------------------------
         Operating Activities:
         Net Loss                                                            $ (764,079)      $  (502,009)
         Adjustments to Reconcile Net Loss to Cash
           Used in Operating Activities:
            Depreciation and Amortization
            Non-Cash Interest Charges
            Product and Services Purchased for Stock
               and Options
            Increase in Accounts and Other Receivables
            Increase in Inventories
            (Increase) Decrease in Prepaid Expenses
            Increase (Decrease) in Accounts Payable and
               Accrued Expenses
                                                                       ------------------------------------

            Cash Used in Operating Activities                                  (589,432)         (740,864)
                                                                       ------------------------------------

         Investing Activities:

            Acquisition of Equipment                                             (3,234)                 -
                                                                       ------------------------------------

         Cash Used in Investing Activities                                       (3,234)                 -
                                                                       ------------------------------------

         Financing Activities:

            Proceeds from Issuance of Convertible Debentures                     435,000           750,000
            Proceeds from Preferred Stock Subscriptions
                                                                       ------------------------------------

         Cash Provided by Financing Activities                                   885,000           750,000
                                                                       ------------------------------------


         Net Increase in Cash                                                    292,334             9,136


         Cash and Cash Equivalents - Beginning of Year                           195,500                 -
                                                                       ------------------------------------
         Cash and Cash Equivalents - End of Period                            $  487,834        $    9,136
                                                                       ====================================


             See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                October 31, 2000

Note 1. The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The unaudited consolidated financial statements and notes are prepared in accordance with Rule 3-10B of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended July 31, 2000. The balance sheet as of July 31, 2000 was derived from the audited financial statements as of that date. The results of operations for the three-months ended October 31, 2000 are not necessarily indicative of those to be expected for the entire year.

Note 2. On August 31, 2000, M.G. Robertson (Dr. Robertson) invested an additional $435,000 in the form of a convertible debenture bearing interest at 10%, maturing on September 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. As a result of this transaction, the Company recorded a one time non-cash interest charge of $163,125 in the quarter ended October 31, 2000. In addition, interest charges on all convertible debentures issued to Dr. Robertson totaled $39,407.

Note 3. On November 9, 2000, Dr. Robertson invested an additional $100,000 in the form of a convertible debenture bearing interest at 10%, maturing on November 10, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment.

Note 4. On October 1, 2000 the Company issued stock options to all employees of the Company under the 1999 Employee Stock Option Plan. These options represented 760,000 shares of the Company's common stock and had exercise prices of $0.35 per share, which was equal to the fair market value of the shares on the date of the grant.

Note 5. In May of 2000 the Company began seeking to raise a total of $3,100,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. Dr. Robertson has invested $1,100,000 of these funds through convertible debentures, including those discussed in notes 2 and 3 above, and the Company is seeking the remaining funds from qualified investors through an exempt offering of 8% convertible preferred stock. The preferred stock is being offered to accredited investors in minimum lots of 500 shares at $100 per share and is convertible into common stock of the Company at 200 common shares to one share of preferred stock. As of October 31, 2000 $450,000 of preferred stock subscriptions had been received. Another $100,000 was received in early November 2000 and preferred stock shares were issued on November 15, 2000 for the full amount of the subscriptions totaling $550,000. The offering remains open and the ultimate outcome of the offering has not been determined.

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

Results of Operations - The Three Months Ended October 31, 2000 Compared to the Three Months Ended October 31, 1999:

Net sales for the three months ended October 31, 2000 for continuing operations by the Company were $446,799 compared to $193,337 for the same period last year; resulting in an increase of $253,462 or 131%. The increase in sales is primarily due to early buy promotional selling of Ice Ban(R) to new and existing customers. This early snow season selling more than offset the negative effect on sales from the reduction of Roadbind(TM) sales. The reduction in Roadbind(TM) sales is a result of the departure of certain managers from the Company. The Company continues its efforts to replace and expand its sales force, recruiting new distributors, and reducing the size of new and existing distributor territories. The Company believes that continued implementation of these and other sales and marketing plans will result in higher net sales in the remainder of fiscal year 2001 and beyond. The gross profit (loss) for the current period totaled $90,706 or 20% of sales, compared to ($748), or (0.4%) for the comparable period in the prior year. The increase in profit margin is largely due to increased sales volume to cover fixed storage and rail car leases.

Selling and administrative expenses totaled $633,986 compared to $488,372 for the same period last year. Payroll increased by $62,305 as a result of increasing the direct sales force from four to ten for the same period last year. The increase in professional fees, resulting from significantly higher fees from the new auditing firm, totaled $42,302. Other expense variations from rent, travel, recruiting costs, and others resulted in the remaining net increase of $41,007. As the Company continues to expand its marketing, sales, and distribution efforts, advertising, payroll, and travel expenses are expected to increase. Although management continues its efforts to resolve all legal disputes, it is expected that legal fees will remain high, until these disputes are resolved. [See Part II, Item 1. Legal Proceedings] In addition, the Company is making efforts to reduce professional fees associated with audit and tax services.

Losses from operations totaled $543,280 compared to losses in the prior year of $489,120, an increase of $54,160.

Other expenses totaled $220,799 in the current year compared to $12,889 in 1999. This increase is due largely to the non-cash interest charges of $178,997 required by recent changes in the required accounting treatment for convertible debentures and regular interest accruals on that debt, which totaled $45,728.

This brings the net loss to $764,079 compared to a net loss of $502,009 for the same period last year.

The recent changes in the regulatory interpretation of the accounting treatment for convertible debentures have had a significant impact on the reported earnings of the Company. In total, these changes in accounting treatment have resulted in $445,758 in non-cash charges to the Company. In addition, the Company will be required to amortize an additional $290,208 in non-cash charges over the next four and one-half years. Although the Company understands that this is the required accounting treatment for such transactions, the Company believes that the revised accounting treatment has had a unfortunate effect on the reported financial results of the Company. In total, these non-cash charges exceed 24% of the associated investment in the Company. Fortunately, these charges are recorded as non-operating expenses. Also, they do not affect the cash available to the Company.

While management is continuing the process of assessing each cost item as well as the marketing and sales efforts, it is too early in the process to predict the final steps management will institute as a result. However, management has increased and will continue to seek to increase sales, lower fixed costs as a percentage of sales and either settle or see through to successful conclusion the non-productive litigation, which has continued to burden the Company's bottom line. There can be no assurances that such efforts will be successful.

Liquidity and Capital Resources:

In the three months ended October 31, 2000, operating activities used $589,432 in cash as compared to $740,864 of cash used in the comparable period in 1999. This reduction in cash used from fiscal year 1999 to 2000 is largely due to increases in accounts payable associated with the increase in sales, compared to the same period last year. In addition, accrued expenses increased due to unpaid interest charges on convertible debentures issued since August 1999. Finally, cash used by operations in the current year was further reduced by the non-cash interest charges of $178,997 resulting from differences in the conversion price of the convertible debentures and the market price of the Company's common stock on the effective date of each debenture.

The Company recorded an infusion of $885,000 from financing activities from the end of its fiscal year to October 31, 2000. Another $100,000 was raised in November 2000. The infusion of funds took place in three separate transactions.

On August 31, 2000, Dr. M.G. Robertson (Dr. Robertson) invested an additional $435,000 in the form of a convertible debenture bearing interest at 10%, maturing on September 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment

On November 9, 2000, Dr. Robertson invested an additional $100,000 in the form of a convertible debenture bearing interest at 10%, maturing on November 10, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment

In May of 2000 the Company began seeking to raise a total of $3,100,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. Including the convertible debentures referenced above, Dr. Robertson has invested $1,100,000 of these funds, and the Company is seeking the remaining funds from qualified investors through an exempt offering of 8% convertible preferred stock. The preferred stock is being offered to accredited investors in minimum lots of 500 shares at $100 per share and is convertible into common stock of the Company at 200 common shares to one share of preferred stock. As of October 31, 2000, $450,000 of preferred stock subscriptions had been received. Another $100,000 was received in early November 2000 and preferred stock shares were issued on November 15, 2000 for the full amount of the subscriptions totaling $550,000. The offering remains open and the ultimate outcome of the offering has not been determined.

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


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

1. Jeffrey Johnson vs. Natural Solutions, Case No. CL-99-3185, in the Circuit Court in and for Palm Beach County, Florida. This was a lawsuit by Mr. Johnson filed on March 26, 1999, seeking to enforce his employment agreement. The employment agreement called for arbitration and the Company successfully moved to have the case arbitrated. Mr. Johnson has filed an arbitration proceeding and the Company has responded with an answer and defenses. The arbitration proceeding has commenced hearing, but is currently in recess.

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


Item 2. Changes in Securities and Use of Proceeds

 On October 1, 2000 the Company issued stock options to all employees of the Company under the 1999 Employee Stock Option Plan. These options represented an aggregate of 760,000 shares of the Company's common stock and had exercise prices of $0.35 per share, which was equal to the fair market value of the shares on the date of the grant.

 On October 19, 2000 the Company issued stock options to two directors of the Company under the 1999 Employee Stock Option Plan. These options represented an aggregate of 100,000 shares of the Company's common stock and had exercise prices of $0.35 per share, which was equal to the fair market value of the shares on the date of the grant.


Item 3.  Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.                                 Description
--------------    --------------------------------------------------------------
10.29(1)          Convertible Debenture Issued August 31, 2000

10.30(1)          Convertible Debenture Issued November 9, 2000

10.31 (2)         Consulting Agreement with James Dale Davidson

27(2)             Financial Data Schedule

--------------------------------------
(1)      Filed under the same exhibit number to the Registrants Form 8K.

(2)      Filed herewith

(b) No other Reports on Form 8-K were filed during the quarter ended October 31, 2000


                              SIGNATURES
                         ---------------------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      Natural Solutions Corporation (Registrant)

Date: December 12, 2000                  By: /s/ Jimmy W. Foshee
                                             Jimmy W. Foshee, President

                                         By: /s/ Michael D. Klansek
                                             Michael D. Klansek, Treasurer
                                             and Chief Financial Office