Form 10QSB/A
period 2000-10-31
NATURAL SOLUTIONS CORP
filed 2000-12-14
CIK 1096594

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Amendment 1
                                       to
                                   Form 10-QSB

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

Condensed Consolidated Statements of Operations                              F-3

Condensed Consolidated Statements of Cash Flows                              F-4

Notes to the Condensed Consolidated Financial Statements                     F-5

                          NATURAL SOLUTIONS CORPORATION
                      Condensed Consolidated Balance Sheets


ASSETS

                                                       (Unaudited)        (Unaudited)
                                                     October 31 2000    October 31 1999     July 31, 2000
                                                     ----------------- ------------------ -----------------
Current Assets:
   Cash and Cash Equivalents                         $        487,834  $           9,136  $       195,500
   Trade Accounts Receivable, net                             282,688             85,897           87,554
   Other Receivables, net                                      38,803            167,603           44,138
   Inventories                                                584,700            675,607          510,690
   Prepaid Expenses                                            26,499             58,222           25,306
      Total Current Assets                                  1,420,524            996,465          863,188

Property and Equipment at cost                                156,350            166,434          153,117
   Less Accumulated Depreciation                              (81,305)           (58,483)         (73,055)
                                                     ----------------- ------------------ -----------------
                                                               75,045            107,951           80,062

Investment in Affiliate                                             -             18,750                -
Licensing Agreement, net                                      298,949            407,977          324,675
                                                     $      1,794,518  $       1,531,143  $     1,267,925
                                                     ----------------- ------------------ -----------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Trade Accounts Payable                                     951,065            956,771         802,120
   Accrued Expenses                                           218,396            289,945         147,600
   Notes Payable                                              102,000             82,000         102,000
   Current Portion of Long Term Debt to Related Party               -            124,968               -
      Total Current Liabilities                             1,271,461          1,453,684       1,051,720

Long Term Debt to Related Party                               257,000            132,032         257,000
Convertible Debentures to Related Party                     1,441,352            750,000         990,553
Commitments and Contingent Liabilities

Stockholders' Deficit:
   Preferred Stock Subscriptions                              450,000                 -                -
   Common Stock, $0.001 par value, 55,000,000 shares
     authorized, 20,046,540 issued and outstanding
     in 2000 and 19,966,540 in 1999                            20,046            19,997           20,027
   Additional Paid-in Capital                              13,585,780        11,766,954       13,415,674
   Accumulated Other Comprehensive Loss                     -                   (96,250)               -
   Accumulated Deficit                                    (15,231,121)      (12,495,274)     (14,467,049)
      Total Stockholders' Deficit                          (1,175,295)         (804,573)     (1,031,348)
                                                     $      1,794,518  $      1,531,143   $    1,267,925
                                                     ----------------- ------------------ -----------------


            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Operations


                                                            For the Three Months Ended
                                                                    October 31
                                                        -----------------------------------

                                                           (Unaudited)       (Unaudited)
                                                              2000              1999
                                                        ----------------- -----------------
Net Sales                                                $       446,799  $        193,337
Costs Applicable to Sales                                        356,093           194,085
      Gross Profit                                                90,706              (748)

Operating Costs and Expenses:
   Selling and Administrative Expenses                           633,986           488,372
      Losses from Operations                                    (543,280)         (489,120)

Other Expense, net                                              (220,799)          (12,889)

Loss Before Taxes                                               (764,079)         (502,009)

Income Tax Expense                                                     -                 -

Net Loss                                                        (764,079)         (502,009)
                                                        ----------------- -----------------

Loss per Share, Basic and Diluted                                 ($0.04)           ($0.03)
                                                        ----------------- -----------------
Weighted Average Common
   Shares Outstanding                                         20,036,540        15,996,540
                                                        ----------------- -----------------


                 See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Cash Flows


                                                                  For the Three Months Ended
                                                                          October 31
                                                              -----------------------------------

                                                                 (Unaudited)       (Unaudited)
                                                                    2000              1999
                                                              ----------------- -----------------
Operating Activities:
Net Loss                                                       $      (764,079) $      (502,009)
Adjustments to Reconcile Net Loss to Cash
  Used in Operating Activities:
   Depreciation and Amortization                                        33,911           16,141
   Non-Cash Interest Charges                                           178,997                -
   Product and Services Purchased for Stock
      and Options                                                        7,000                -
   Increase in Accounts and Other Receivables                         (189,799)        (161,786)
   Increase in Inventories                                             (74,010)         (48,735)
   (Increase) Decrease in Prepaid Expenses                              (1,193)           5,419
   Increase (Decrease) in Accounts Payable and
      Accrued Expenses                                                 219,741          (49,894)
   Cash Used in Operating Activities                                  (589,432)        (740,864)
                                                              ----------------- -----------------

Investing Activities:
   Acquisition of Equipment                                             (3,234)                -
Cash Used in Investing Activities                                       (3,234)                -
                                                              ----------------- -----------------

Financing Activities:
   Proceeds from Issuance of Convertible Debentures                    435,000           750,000
   Proceeds from Preferred Stock Subscriptions                         450,000                 -
Cash Provided by Financing Activities                                  885,000           750,000
                                                              ----------------- -----------------

Net Increase in Cash                                                   292,334             9,136

Cash and Cash Equivalents - Beginning of Year                          195,500                 -
                                                              ----------------- -----------------
Cash and Cash Equivalents - End of Period                       $      487,834  $          9,136
                                                              ----------------- -----------------



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