Form 10QSB
period 2001-01-31
NATURAL SOLUTIONS CORP
filed 2001-03-01
CIK 1096594

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarter ended: January 31, 2001

Commission file no.:  0-28155

                          NATURAL SOLUTIONS CORPORATION
                  --------------------------------------------
           (Name of small business issuer as specified in its charter)

           Nevada                                           88-0367024
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

100 Volvo Parkway, Suite 200
Chesapeake, Virginia                                           23320
---------------------------------------                    -------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (757) 548-4242

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
     Title of each class                                which registered

            None                                              None
   ------------------------                         ------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                   Williams Mullen Clark & Dobbins
                                   One Columbus Center, Suite 900
                                   Virginia Beach, Virginia 23462-6762
                                   Tel: (757) 473-5308   Fax: (757) 473-0395

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of February 28, 2001, there are 20,046,540 shares of voting common stock of the registrant issued and outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements


             Condensed Consolidated Balance Sheets                           F-2

             Condensed Consolidated Statements of Operations                 F-3

             Condensed Consolidated Statements of Cash Flows                 F-4

             Condensed Consolidated Statements of Changes in
             Stockholders' Deficit                                           F-5

             Notes to Condensed Consolidated Financial Statements            F-6

                          NATURAL SOLUTIONS CORPORATION
                      Condensed Consolidated Balance Sheets

                                                             (Unaudited)       (Unaudited)
                                                             January 31,        January 31,        July 31,
                         ASSETS                                  2001              2000              2000
--------------------------------------------------------    --------------    --------------    --------------
Current Assets:
   Cash and Cash Equivalents                                $      317,027    $      146,596    $      195,500
   Trade Accounts Receivable, net                                  598,519           731,302            87,554
   Other Receivables, net                                           30,082           187,431            44,138
   Inventories                                                     600,310           727,660           510,690
   Prepaid Expenses                                                 34,966           103,154            25,306
                                                            --------------    --------------    --------------
      Total Current Assets                                       1,580,904         1,896,143           863,188


Property and Equipment, at cost                                    161,850           152,510           153,117
   Less Accumulated Depreciation                                   (89,556)          (49,057)          (73,055)
                                                            --------------    --------------    --------------
                                                                    72,294           103,453            80,062

Investment in Affiliate                                                  -            18,750                 -
Licensing Agreement, net                                           273,223           386,118           324,675
                                                            --------------    --------------    --------------
                                                            $    1,926,421    $    2,404,464    $    1,267,925
                                                            ==============    ==============    ==============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------
Current Liabilities:
   Trade Accounts Payable                                          946,446         1,106,215           802,120
   Accrued Expenses                                                243,679           259,923           147,600
   Notes Payable                                                   102,000           142,000           102,000
                                                            --------------    --------------    --------------
      Total Current Liabilities                                  1,292,125         1,508,138         1,051,720


Long Term Debt to Related Party                                    257,000           257,000           257,000
Convertible Debentures to Related Party                          1,557,152           750,000           990,553
Commitments and Contingent Liabilities

Stockholders' Deficit:
  8% Convertible Preferred Stock, $0.001 par value,
    $100 liquidation price, 20,000,000 shares authorized,
    6,500 issued and outstanding in 2001 and none in 2000                7                 -                 -
  Common Stock, $0.001 par value, 55,000,000 shares
    authorized, 20,046,540 issued and outstanding
    in 2000 and 19,966,540 in 1999                                  20,047            19,997            20,027
  Additional Paid-in Capital                                    14,255,773        12,766,954        13,415,674
  Accumulated Deficit                                          (15,455,683)      (12,897,625)      (14,467,049)
                                                            --------------    --------------    --------------
      Total Stockholders' Deficit                               (1,179,856)         (110,674)       (1,031,348)
                                                            --------------    --------------    --------------
                                                            $    1,926,421    $    2,404,464    $    1,267,925
                                                            ==============    ==============    ==============

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Operations

                                                For the Three Months Ended     For the Six Months Ended
                                                        January 31                     January 31
                                                --------------------------    --------------------------
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                    2001           2000           2001           2000
                                                -----------    -----------    -----------    -----------
Net Sales                                       $ 1,238,378    $   939,396    $ 1,686,369    $ 1,132,733
Costs Applicable to Sales                           888,951        647,081      1,245,043        843,524
                                                -----------    -----------    -----------    -----------
      Gross Profit                                  349,427        292,315        441,326        289,209

Operating Costs and Expenses:
   Selling and Administrative Expenses              488,496        580,968      1,123,610      1,065,352
                                                -----------    -----------    -----------    -----------
      Losses from Operations                       (139,069)      (288,653)      (682,284)      (776,143)


Other Expense, net  (See note below)                (80,014)       (19,095)      (300,813)       (31,984)
                                                -----------    -----------    -----------    -----------


Loss Before Taxes                                  (219,083)      (307,748)      (983,097)      (808,127)

Income Tax Expense                                        -              -              -              -
                                                -----------    -----------    -----------    -----------

Net Loss                                        $  (219,083)   $  (307,748)   $  (983,097)   $  (808,127)
                                                ===========    ===========    ===========    ===========


      Loss per Share, Basic and Diluted              ($0.01)        ($0.02)        ($0.05)        ($0.05)
                                                ===========    ===========    ===========    ===========
      Weighted Average Common
         Shares Outstanding                      20,046,540     17,923,733     20,041,540     17,923,733
                                                ============   ===========    ===========    ===========

Note: See Condensed Consolidated Statements of Cash Flows for details of non-cash charges associated with convertible debentures issued to related parties.

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Cash Flows

                                                                     For the Six Months Ended
                                                                            January 31
                                                                    --------------------------
                                                                    (Unaudited)    (Unaudited)
                                                                        2001           2000
                                                                    -----------    -----------
Operating Activities:
Net Loss                                                            $  (983,097)   $  (808,127)
Adjustments to Reconcile Net Loss to Cash
  Used in Operating Activities:
   Depreciation and Amortization                                         67,946         42,515
   Non-cash Interest Charges                                            214,732              -
   Product and Services Purchased for Stock
      and Options                                                         7,000              -
   Increase in Accounts and Other Receivables                          (496,909)      (827,019)
   Increase in Inventories                                              (89,620)      (100,788)
   Increase in Prepaid Expenses                                          (9,660)       (39,513)
   Increase in Accounts Payable and
      Accrued Expenses                                                  240,404         69,528
                                                                    -----------    -----------

   Cash Used in Operating Activities                                 (1,049,203)    (1,663,404)
                                                                    -----------    -----------

Investing Activities:
   Acquisition of Equipment                                              (8,733)             -
                                                                    -----------    -----------
Cash Used in Investing Activities                                        (8,733)             -
                                                                    -----------    -----------

Financing Activities:
   Proceeds from Issuance of Note Payable                                     -         60,000
   Proceeds from Issuance of Convertible Debentures                     535,000        750,000
   Proceeds from Issuance of Common Stock                                     -      1,000,000
   Proceeds from Issuance of Preferred Stock                            650,000              -
   Preferred Stock Dividends Paid                                        (5,537)             -
                                                                    -----------    -----------

Cash Provided by Financing Activities                                 1,179,463      1,810,000
                                                                    -----------    -----------

Net Increase in Cash                                                    121,527        146,596

Cash and Cash Equivalents - Beginning of Year                           195,500              -
                                                                    -----------    -----------
Cash and Cash Equivalents - End of Period                           $   317,027    $   146,596
                                                                    ===========    ===========

Supplemental disclosures of cash flow information:
   Non-cash interest charges against income as follows:
      Amortization of charges to stock warrants                     $    31,607    $         -
      Non-recurring charge related to convertible debentures        $   183,125    $         -

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                    For the Six Months Ended January 31, 2001
                                   (Unaudited)

                                                 Par                         Par       Additional
                                 Preferred      Value         Common        Value        Paid-in        Accumulated
                                  Shares      Preferred       Shares       Common        Capital          Deficit          Totals
                                -----------  -----------   ------------  ----------  --------------  ---------------  -------------
Balance, July 31, 2000                    -  $         -     20,026,540  $   20,027  $   13,415,674  $   (14,467,049) $  (1,031,348)
                                ===========  ===========   ============  ==========  ==============  ===============  =============

Stock Issued for Services                 -            -         20,000          20           6,980                -          7,000
Discount on Convertible
  Debentures                              -            -              -           -         183,125                -        183,125
Preferred Stock Issued                6,500            7              -           -         649,994                -        650,000
Preferred Stock Dividends Paid            -            -              -           -               -           (5,537)        (5,537)
Net and Comprehensive Loss                -            -              -           -               -         (983,097)      (983,097)
                                -----------  -----------   ------------  ----------  --------------  ---------------  -------------
Balance, January 31, 2001             6,500  $         7     20,046,540  $   20,047  $   14,255,773  $   (15,455,683) $  (1,179,856)
                                ============ ===========   ============= ==========  ==============  ===============  =============

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                January 31, 2001

Note 1. The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The unaudited condensed consolidated financial statements and notes are prepared in accordance with Rule 3-10B of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended July 31, 2000. The balance sheet as of July 31, 2000 was derived from the audited financial statements as of that date. The results of operations for the six-months ended January 31, 2001 are not necessarily indicative of those to be expected for the entire year.

Note 2. On August 31, 2000, M.G. Robertson (Dr. Robertson) invested $435,000 in the form of a convertible debenture bearing interest at 10%, maturing on September 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. As a result of this transaction, the Company recorded a non-recurring non-cash interest charge of $163,125 in August 2000.

Note 3. On November 9, 2000, Dr. Robertson invested $100,000 in the form of a convertible debenture bearing interest at 10%, maturing on November 10, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. As a result of this transaction, the Company recorded a non-recurring non-cash interest charge of $20,000 in November 2000. In addition, interest charges accrued on all convertible debentures issued to Dr. Robertson totaled $86,673 and $31,250 during the six-months ended January 31, 2001 and 2000, respectively. No interest payments have been made on the convertible debentures since inception.

Note 4. On October 1, 2000 and December 15, 2000, the Company issued stock options to employees of the Company under the 1999 Employee Stock Option Plan. These options represented 770,000 shares of the Company's common stock and had exercise prices of $0.35 per share, which was at least equal to the fair market value of the shares on the date of the grant.

Note 5. On January 18, 2001 the Company issued stock options to one of the directors of the Company under the 1999 Employee Stock Option Plan. These options represented 100,000 shares of the Company's common stock and had exercise prices of $0.34 per share, which was at least equal to the fair market value of the shares on the date of the grant.

Note 6. In May of 2000, the Company began seeking to raise a total of $3,100,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. Dr. Robertson has invested $1,100,000 of these funds through convertible debentures, including those discussed in notes 2 and 3 above, and the Company is seeking the remaining funds from qualified investors through an exempt offering of 8% convertible preferred stock. The preferred stock is being offered to accredited investors in minimum amounts of $50,000 and is convertible into common stock of the Company at 200 common shares to one (1) share of preferred stock. As of January 31, 2001 $650,000, representing 6,500 shares of preferred stock, were issued and outstanding. Dividends of $5,537 were paid as of January 1, 2001. The offering remains open and the ultimate outcome of the offering has not been determined.

                          NATURAL SOLUTIONS CORPORATION
        Notes to Condensed Consolidated Financial Statements (continued)
                                January 31, 2001

Note 7. Subsequent to the end of the quarter, the Company reached settlement agreements resolving four longstanding lawsuits centering on disputed transactions as well as shareholder and employee claims against the Company and its former management. [See Part II, Item 1. Legal Proceedings; See also, Part II, Item 5. Other Information] The settlements involved a dismissal with prejudice of all claims and counterclaims in the lawsuits.

As a part of one of the settlement agreements, the Company will reverse certain previously recorded liabilities of approximately $54,000 and reverse the accrual of $650,000 in compensation for option shares forfeited by one of the parties to the lawsuit. The terms also provide that the Company will issue 500 shares of its convertible preferred stock, and make payments of $150,000 upon completion of all terms of settlement agreements, and make a final payment of $150,000 eighteen (18) months thereafter. The net result of the settlements will have a non-recurring positive (non-cash) earnings impact of approximately $300,000 in the third quarter of the current fiscal year.

As a part of the settlements, Dr. Robertson will acquire 3,925,000 previously issued shares of the Company's common stock and 520,000 shares of the Company's common stock will be cancelled.

The settlement of the litigation and the closing of the transactions remain subject to a number of conditions.

Note 8. Other expenses totaled $300,813 in the current year compared to $31,984 in the prior year. This increase is primarily due to the non-cash interest charges of $214,732 required by recent changes in the Emerging Issues Task Force
(EITF) interpretation of the accounting treatment for convertible debentures in addition to the normal interest accruals associated with that debt, which totaled $86,674.

The recent changes in the EITF interpretation of the accounting treatment for convertible debentures with detachable warrants have had a significant impact on the reported earnings of the Company. In total, these changes in accounting treatment have resulted in $481,587 in non-cash charges to the Company in the current and prior fiscal years. In addition, the Company will be required to amortize an additional $327,848 in non-cash charges over the next four and one-half years.

Although the Company understands that this is the required accounting treatment for such transactions, the Company believes that the revised accounting treatment has had an unfortunate effect on the reported financial results of the Company. In total, these non-cash charges exceed 42% of the associated investment in the Company. Fortunately, these charges are recorded as non-operating expenses. Also, they do not affect the cash available to the Company.

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

Overview:

The Company was formed to exploit in the United States certain patents, rights to patents, and other proprietary products covered under a licensing agreement to market agricultural and timber co-products such as road de-icing and anti-icing, dust suppressant and road stabilization products. The products are marketed under the protected trade names of Ice Ban(R) and Roadbind(R). These products are sold through a network of direct sales representatives and licensed distributors throughout the United States.

Results of Operations - The Three Months Ended January 31, 2001 Compared to the Three Months Ended January 31, 2000:

Net sales for the three months ended January 31, 2001 were $1,238,378, compared to $939,396 for the same period last year; resulting in an increase of $298,982 or 32%. Sales growth over the prior year occurred in each month of the quarter. The increase in sales is largely due to repeated winter storms in November and December 2000, in addition to the efforts of the Company's expanded sales and distribution network. This resulted in higher than normal shipments of Ice Ban(R), a 6% increase in the average selling price of Ice Ban(R), and increased equipment sales to new and existing customers.

The gross profit for the current period totaled $349,427 (28% of sales), compared to $292,315 (31% of sales) for the comparable period in the prior year. The dollar increase in gross margin is largely due to increased sales volume, which cover fixed storage and rail car leases.

Selling and administrative expenses totaled $488,496, compared to $580,968 for the same period last year; a reduction of $92,472. The most significant reduction is the decline of legal and professional expenses of $111,735. This is primarily due to higher than normal legal activity in the prior year. In an effort to trim audit expenses, the Company changed accounting firms, negotiating a credit of $25,238 from the former auditors. A variety of small expense increases partially offset these savings. As the Company continues to expand its marketing, sales, and distribution efforts, advertising, payroll, and travel expenses are expected to increase.

In February 2001, the Company settled certain legal disputes, discussed below [See Part II, Item 1. Legal Proceedings]. This settlement plus legal assistance from an insurance company associated with one of the three remaining legal disputes is expected to further contribute to a reduction of legal fees. Although management continues its efforts to resolve all legal disputes, it is expected that legal fees will remain higher than normal until all of the disputes are resolved.

Losses from operations totaled $139,069, compared to losses in the prior year of $288,653, an improvement of $149,584 or 52%.

Other expenses totaled $80,014 in the current year compared to $19,095 in the prior year. This increase is primarily due to the non-cash interest charges of $35,800 required by recent changes in the regulatory interpretation of the accounting treatment for convertible debentures in addition to the normal interest accruals associated with that debt, which totaled $45,267.

Net loss for the three-months ended January 31, 2001 was $219,083, compared to $307,748 for the same period ended January 31, 2000.

Results of Operations - The Six Months Ended January 31, 2001 Compared to the Six Months Ended January 31, 2000:

Net sales for the six months ended January 31, 2001 were $1,686,396, compared to $1,132,733 for the same period last year; resulting in an increase of $553,663 or 49%. Sales growth over the prior year occurred in each of the first six months of fiscal year 2001. In addition, the net sales through January 31, 2001 exceed the total sales for the entire previous fiscal year by $73,320. Net sales for the first half of each year since inception are as follows:

                 Jan-01        Jan-00        Jan-99        Jan-98     Jul-97 (1)
                 ------        ------        ------        ------     ----------
  Net Sales    $1,686,369    $1,132,733    $1,542,799    $1,243,237   $  500,048

(1) First-half sales are not available for the period from inception to January 31, 1997. Accordingly, full year sales are presented for comparison.

The current year increase is due to numerous factors including a) an early-buy program initiated by the Company in August of 2000, b) repeated winter storms in November and December 2000, and c) the efforts of the Company's expanded sales and distribution network. This resulted in a 44% increase in quantities of Ice Ban(R) shipped, a 6% increase in the average selling price of Ice Ban(R) products, and increased equipment sales to new and existing customers.

The Company continues its efforts to expand its direct sales force and recruit new distributors, while reducing the size of new and existing distributor territories. The Company believes that continued implementation of these and other sales and marketing plans will result in higher net sales in the remainder of fiscal year 2001 and beyond.

The gross profit for the current six-month period totaled $441,326 or 26% of sales, compared to $289,209 or 25% for the comparable period in the prior year. The increase in gross margin is largely due to increased sales volume to cover fixed storage and rail car leases.

Selling and administrative expenses totaled $1,123,610, compared to $1,065,352 for the same six-month period last year; an increase of $58,258 (5%). Payroll increased by $47,668 as a result of the planned expansion of the direct sales force, increased sales commissions, and the addition of a product engineer.

Recruiting costs, distributor commissions, and insurance also contributed to the increase in selling and administration expenses. The most significant cost reduction is the year-to-date reduction of legal and professional fees of $62,186, which is primarily due to reduced legal activity and legal assistance from an insurance company. As the Company continues to expand its marketing, sales, and distribution efforts, expenses for advertising, payroll, and travel are expected to increase.

In February 2001, the Company settled certain legal disputes, discussed below [See Part II, Item 1. Legal Proceedings]. These settlements plus legal assistance from an insurance company associated with one of the three remaining legal disputes is expected to further contribute to a reduction of legal fees. Although management continues its efforts to resolve all legal disputes, it is expected that legal fees will remain higher than normal, until all of the disputes are resolved.

Six-month losses from operations totaled $682,284, compared to losses in the prior year of $776,143, an improvement of $93,859 or 12%.

Other expenses totaled $300,813 in the current year, compared to $31,984 in the prior year. This increase is primarily due to the non-cash interest charges of $214,732 required by recent changes in the Emerging Issues Task Force (EITF) interpretation of the accounting treatment for convertible debentures, in addition to the normal interest accruals associated with that debt, which totaled $86,674.

This brings the net loss to $983,097 compared to a net loss of $808,127 for the same six-month period last year. Cash used in operations also improved by $614,208 (36%) as discussed below.

The recent changes in the EITF interpretation of the accounting treatment for convertible debentures with detachable warrants have had a significant impact on the reported earnings of the Company. In total, these changes in accounting treatment have resulted in $481,587 in non-cash charges to the Company in the current and prior fiscal years. In addition, the Company will be required to amortize an additional $327,848 in non-cash charges over the next four and one-half years. Although the Company understands that this is the required accounting treatment for such transactions, the Company believes that the revised accounting treatment has had an unfortunate effect on the reported financial results of the Company. In total, these non-cash charges exceed 42% of the associated investment in the Company. Fortunately, these charges are recorded as non-operating expenses. Also, they do not affect the cash available to the Company.

While management is continuing the process of assessing each cost item and expanding the marketing and sales efforts, it is too early in the process to predict the final steps management will institute as a result. However, management has increased and will continue to seek to increase sales, lower fixed costs as a percentage of sales, and continue to settle or see through to successful conclusion the non-productive litigation, which has burdened the Company's bottom line. There can be no assurances that such efforts will be successful.

Liquidity and Capital Resources:

In the six months ended January 31, 2001, operating activities used $1,049,196 in cash, compared to $1,663,404 of cash used in the comparable period in 2000, an improvement of $614,208 or 36%. This reduction in cash used is primarily due to the following: a) increases in accounts payable and accrued expenses ($170,876), largely associated with the increase in sales, b) reductions in accounts receivable ($330,110) as a result of improved billing and collection efforts, and c) improved inventory management ($11,168). In addition, accrued interest obligations on convertible debentures have been deferred by the holder since their inception.

The Company recorded an infusion of $1,185,000 from financing activities in the first six months of the current fiscal year. The following paragraphs describe each of the transactions.

On August 31, 2000, Dr. M.G. Robertson (Dr. Robertson) invested an additional $435,000 in the form of a convertible debenture bearing interest at 10%, maturing on September 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment.

On November 9, 2000, Dr. Robertson invested an additional $100,000 in the form of a convertible debenture bearing interest at 10%, maturing on November 10, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment

In May of 2000, the Company began seeking to raise a total of $3,100,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. Dr. Robertson has invested $1,100,000 of these funds through convertible debentures, including those discussed in the paragraphs immediately above. As of January 31, 2001, $650,000, representing 6,500 shares of preferred stock, was issued and outstanding. Dividends of $5,537 were paid as of January 1, 2001. As of January 31, 2001, the preferred stock had earned and unpaid dividends of $3,967. The ultimate outcome of the offering has not been determined.

The Company believes that it is necessary to raise additional debt or equity capital, in order to meet its short-term liquidity and solvency needs over the next twelve months, and maintain operations and support the continued expansion of the marketing, sales, and distribution efforts throughout the United States. Currently, sales volumes do not produce sufficient profits to support the expansion planned for the next twelve (12) months.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

1. Jeffrey Johnson vs. Natural Solutions, Case No. CL-99-3185, in the Circuit Court in and for Palm Beach County, Florida. This was a lawsuit by Mr. Johnson filed on March 26, 1999, seeking to enforce his employment agreement. The employment agreement called for arbitration and the Company successfully moved to have the case arbitrated. Mr. Johnson has filed an arbitration proceeding and the Company has responded with an answer and defenses. In February 2001, in conjunction with several other parties, the Company participated in a settlement agreement releasing all parties to the legal proceedings discussed in this item and in items 2 and 3 below. The terms of the settlement agreements are confidential. However, the Company is expected to benefit from a non-recurring accounting gain of approximately $300,000 in the third quarter of the current fiscal year. [See Part II, Item 5. Other Information]

2. Dianne Johnson et al. vs. Ice Ban America, et al., Case No. 99-8228, in the United States District Court, Southern District of Florida. This lawsuit was filed on March 26, 1999. It was a lawsuit by the Johnson family claiming securities fraud seeking damages for breach of various security regulations and laws due to alleged violations by the Company and IBAC, Corporation (IBAC). The Company successfully filed two Motions to Dismiss. The Company and IBAC filed a counterclaim to rescind the sale of the founders stock in July 1999. The stock owned by the Johnson family is founders stock for which the Johnson family paid approximately $4,000 to the Company and $6,000 to IBAC. The Company and IBAC also filed a counterclaim, alleging breach of fiduciary duty, breach of securities acts, RICO, fraud, etc. against the Johnson family arising out of the actions of Warren D. Johnson, Jr., and the Johnson family in selling restricted founders shares of stock in private sales before the restrictions were lifted. Initial discovery has been done in this case. On July 5, 2000, the plaintiffs voluntarily dismissed the action against the Company. In February 2001, in conjunction with several other parties, the Company participated in a settlement agreement releasing all parties to the legal proceedings discussed in this item and in items 1 above and 3 below. The terms of the settlement agreements are confidential. However, the Company is expected to benefit from a non-recurring accounting gain of approximately $300,000 in the third quarter of the current fiscal year. [See Part II, Item 5. Other Information]

3. Dianne Johnson et al. vs. Natural Solutions Corporation, et al., Case No. 99-5305, in the Circuit Court in and for Palm Beach County. This is a lawsuit by the Johnson family seeking to rescind the sale of Ice Ban, Inc. to the Company, which sale occurred in the summer of 1997, based upon alleged fraudulent misrepresentations surrounding the ownership of patent no. 4,676,918, the so-called Vinasz patent. The Company has filed an answer, affirmative defenses, and a counterclaim similar to the counterclaim in item #2, immediately above. In February 2001, in conjunction with several other parties, the Company participated in a settlement agreement releasing all parties to the legal proceedings discussed in this item and in items 1 and 2 above. The terms of the settlement agreements are confidential. However, the Company is expected to benefit from a non-recurring accounting gain of approximately $300,000 in the third quarter of the current fiscal year. [See Part II, Item 5. Other Information]

4. Natural Solutions Corporation et al. vs. Sears Oil, et al., Case No. 99-3344, in the Circuit Court in and for Palm Beach County. This is a lawsuit filed on April 6, 1999, by the Company and IBUSA for tortious interference with the Company's rights to the so-called Vinasz patent acquired by Mr. Janke from the Hungarian inventors. This action also claims breach of fiduciary duty, breach of a confidentiality agreement by Sears and others acting in concert with Sears. Service has been obtained on most of the Defendants, and motions to dismiss, motions for lack of personal jurisdiction, and motions to transfer to New York are scheduled. Some limited discovery on jurisdiction has been undertaken in this case.

5. Sears Oil Company ("SEACO") vs. Natural Solutions Corporation, et al., Case No. 99-CV-704-DNH. This is an action filed on January 25, 1999, in New York State Court, but removed to the United States District Court for the Northern District of New York. This action alleges fraudulent misrepresentations based upon the ownership of the Vinasz patent and fraudulent inducement with respect to a certain contract for the distribution of product in New England, based upon misrepresentations regarding ownership of the Vinasz patent. The Plaintiff amended its Complaint to allege patent infringement of the Vinasz patent. In October 1999 Sears Oil and Sears Petroleum sought a temporary restraining order that SEACO was the exclusive distributor for ICE BAN products in the New England States. The Judge denied the Plaintiff's request for a temporary restraining order and Sears withdrew its claim for injunctive relief. The Company has answered the complaint and filed a counterclaim similar to the claims brought in item 4. above. The case is not set for trial.

6. Ice Ban America, Inc. vs. Innovative Municipal Products, Inc. ("IMUS"), Case No. 99-00710, in the Supreme Court of Oneida County, State of New York. This lawsuit was filed on March 24, 1999, by the Company to recover two hundred fifty-thousand dollars ($250,000), plus accrued interest, owed to it by its New York distributor, IMUS. IMUS filed affirmative defenses and counterclaims based upon the alleged misrepresentation regarding the Vinasz patent. The Company answered and filed affirmative defenses to the counterclaim. On February 2, 2001, the parties to this lawsuit reached a settlement agreement and all litigation between the parties has been dismissed. The Company is expected to realize a gain of $130,000 associated with this settlement during the second half of the current fiscal year. [See Part II, Item 5. Other Information]

7. Natural Solutions Corporation v. Terrabind International, Inc., Richard Jurgenson, Joseph Kroll, Richard Weinert: This case was filed by the Company on May 15, 2000 in the Circuit Court of Palm Beach County, Florida, seeking damages and injunctive relief against three former corporate officers or executives, who formed Terrabind International, Inc. The lawsuit claims that the three officers or executives breached their fiduciary duties to the Company by usurping certain corporate opportunities, both in prospective sales and potential patent applications, in the Company's Roadbind America subsidiary. The action seeks damages and injunctive relief to prevent usurpation of other corporate opportunities and inventions developed by the Company. The defendants have filed a counterclaim and third party claim naming the President, Chief Financial Officer, the attorney representing the Company, and the Company itself; and
alleging among other things, defamation, civil theft, and claims for compensation. The Company has filed a petition to dismiss the counter claims against the President and Chief Financial Officer. Discovery is proceeding, and the case is not yet set for trial.


Item 2.  Changes in Securities and Use of Proceeds

On November 15, 2000, the Company issued 5,500 shares of 8% convertible preferred stock under the terms of an offering, exempt from registration under Rule 506 of Regulation D, to accredited investors. The total investment in the Company was $550,000 and may be converted at a rate of 200 shares of common stock to one (1) share of preferred stock at anytime by the shareholder and after ten (10) years from issuance by the Company, if not previously converted by the shareholder.

On January 15, 2001, the Company issued 1,000 shares of 8% convertible preferred stock under the terms of an offering, exempt from registration under Rule 506 of Regulation D, to accredited investors. The total investment in the Company was $100,000 and may be converted at a rate of 200 shares of common stock to one (1) share of preferred stock at anytime by the shareholder and after ten (10) years from issuance by the Company, if not previously converted by the shareholder.

Item 3.  Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

Subsequent to the end of the quarter, the Company reached a settlement agreement with IMUS, resolving the case entitled Ice Ban America, Inc. vs. Innovative Municipal Products, Inc., Case no. 99-00710, in the Supreme Court of Oneida county, State of New York. The settlement resulted in a dismissal of all claims and counter claims. [See Part II, Item 1. Legal Proceedings. No. 6] The Company is expected to realize a gain of $130,000 associated with this settlement during the second half of the current fiscal year.

Subsequent to the end of the quarter, the Company also reached settlement agreements resolving four longstanding lawsuits. These lawsuits were as follows:
(1) Jeffrey Johnson vs. Natural Solutions, Case No. CL-99-3185, in the Circuit Court in and for Palm Beach County, Florida; (2) Dianne Johnson et al. vs. Ice Ban America, et al., Case No. 99-8228, in the United States District Court, Southern District of Florida; (3) Dianne Johnson et al. vs. Natural Solutions Corporation, et al., Case No. 99-5305, in the Circuit Court in and for Palm Beach County, and (4) Pratt vs. Ice Ban America, Inc., Case No. 99-25479, in the Supreme Court of New York for the County of Orleans. [See Part II, Item 1. Legal Proceedings. Nos. 1, 2, and 3]

As a part of one of the settlement agreements, the Company will reverse certain previously recorded liabilities of approximately $54,000 and reverse the accrual of $650,000 in compensation for option shares forfeited by one of the parties to the lawsuit. The terms also provide that the Company will issue 500 shares of its convertible preferred stock, and make payments of $150,000 upon completion of all terms of settlement agreements and $150,000 eighteen (18) months thereafter. The latter installment is being guaranteed by Dr. Robertson. The net result of the settlements will have a non-recurring positive (non-cash) earnings impact of approximately $300,000 in the third quarter of the current fiscal year.

The settlements involved a dismissal with prejudice of all claims and counterclaims in the lawsuits. As a part of the settlements, six Turks and Caicos companies referenced in footnote (5) to the table of share ownership set forth in the Company's Proxy Statement filed on November 7, 2000 (Medical College Fund, Windmills Plantation Fund, Hawks Nest Plantation fund, Reed International Fund, Inc., Marlin Preservation Fund, and Ryder Securities Ltd.) have agreed to transfer a total of 3,925,000 shares of the Company's common stock to the Trustee in the case entitled Kapila, Trustee vs. Warren Douglas Johnson, Jr., et al., Case No. 92-33339-BKC-SHF (US

Bankruptcy Court, Southern District of Florida). Dr. Robertson has agreed to purchase those shares from the Trustee. Dr. Robertson has acquired a right of first refusal, and the Company has a follow on right of first refusal in one million three hundred thousand shares of the Company's stock still held by members of the Johnson family. Two other Turks and Caicos companies (Harvard Fund, Ltd., and Merchants Trust Fund), holding a total of 520,000 shares of the Company's common stock have agreed to relinquish all claims of ownership to such shares, and the Company will cancel those shares on its books.

The settlement of the litigation and the closing of the transactions remain subject to a number of conditions.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.                           Description
-----------    -----------------------------------------------------------------
16.2(1)        Notice of Change in Accounting Firms Effective January 18, 2001


-------
(1)      Filed under the same exhibit number to the Registrants Form 8K.

(b) No other Reports on Form 8-K were filed during the quarter ended January 31, 2001


                                   SIGNATURES
                              ---------------------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Natural Solutions Corporation (Registrant)

Date: March 1, 2001                   By: /s/ Jimmy W. Foshee
                                          --------------------------------------
                                          Jimmy W. Foshee, President


                                      By: /s/ Michael D. Klansek
                                          --------------------------------------
                                          Michael D. Klansek, Treasurer
                                          and Chief Financial Officer