Form 10QSB
period 2001-04-30
NATURAL SOLUTIONS CORP
filed 2001-06-01
CIK 1096594

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarter ended: April 30, 2001

Commission file no.:  0-28155

                          NATURAL SOLUTIONS CORPORATION
                  --------------------------------------------
           (Name of small business issuer as specified in its charter)

           Nevada                                            88-0367024
      ---------------                                     ----------------
(State or other jurisdiction of                           (IRS Employer
of incorporation or organization)                         Identification No.)


  100 Volvo Parkway, Suite 200
     Chesapeake, Virginia                                      23320
--------------------------------                           ------------
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
                  Yes      X        No
                           --       --

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of May 31, 2001, there are 20,046,540 shares of voting common stock of the registrant issued and outstanding.

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

         Condensed Consolidated Statements of Operations                   F-3

         Condensed Consolidated Statements of Cash Flows                   F-4

         Condensed Consolidated Statements of Changes in Stockholders'
         Deficit                                                           F-5

         Notes to Condensed Consolidated Financial Statements              F-6

                          NATURAL SOLUTIONS CORPORATION
                      Condensed Consolidated Balance Sheets

                                                                (Unaudited)       (Unaudited)
                           ASSETS                             April 30, 2001     April 30, 2000     July 31, 2000
   --------------------------------------------------------  ----------------  -----------------  ----------------
   Current Assets:
      Cash and Cash Equivalents                                   $  342,262         $  126,252        $  195,500
      Trade Accounts Receivable, net                                  78,350            110,020            87,554
      Other Receivables, net                                          32,989            223,781            44,138
      Inventories                                                    541,288            671,209           510,690
      Prepaid Expenses                                                50,532             21,918            25,306
                                                             ----------------  -----------------  ----------------
         Total Current Assets                                      1,045,421          1,153,180           863,188

   Property and Equipment, at cost                                   166,226            167,042           153,117
      Less Accumulated Depreciation                                 (97,806)           (73,481)          (73,055)
                                                            ----------------  -----------------  ----------------
                                                                      68,420             93,561            80,062

   Investment in Affiliate                                                 -             18,750                 -
   Licensing Agreement, net                                          247,496            364,259           324,675
                                                             ----------------  -----------------  ----------------
                                                                 $ 1,361,337        $ 1,629,750       $ 1,267,925
                                                             ================  =================  ================

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current Liabilities:
      Trade Accounts Payable                                         675,023            876,317           802,120
      Accrued Expenses                                               283,738            282,875           147,600
      Notes Payable                                                   55,000            142,000           102,000
      Other Liabilities                                              150,000                  -                 -
                                                             ----------------  -----------------  ----------------
         Total Current Liabilities                                 1,163,761          1,301,192         1,051,720


   Convertible Debentures to Related Party                         1,572,951            750,000           990,553
   Other Liabilities                                                 150,000                  -                 -
   Long Term Debt to Related Party                                   257,000            257,000           257,000
   Commitments and Contingent Liabilities

   Stockholders' Equity (Deficit):
      8% Convertible Preferred Stock, $0.001 par value,
        20,000,000 shares authorized, 7,000 issued and
        outstanding in 2001 and none in 2000                               8                  -                 -
      Common Stock, $0.001 par value, 55,000,000 shares
        authorized, 20,046,540 issued and outstanding
        in 2001 and 19,966,540 in 2000                                20,047             20,297            20,027
      Additional Paid-in Capital                                  13,776,082         12,789,154        13,415,674
      Accumulated Deficit                                       (15,578,512)       (13,487,893)      (14,467,049)
                                                             ----------------  -----------------  ----------------
         Total Stockholders' Equity (Deficit)                    (1,782,375)          (678,442)       (1,031,348)
                                                             ----------------  -----------------  ----------------
                                                                 $ 1,361,337        $ 1,629,750       $ 1,267,925
                                                             ================  =================  ================

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Operations

                                          For the Three Months Ended         For the Nine Months Ended
                                                   April 30                          April 30
                                        -------------------------------   ---------------------------------
                                         (Unaudited)     (Unaudited)        (Unaudited)      (Unaudited)
                                             2001            2000              2001             2000
                                        --------------- ---------------   ---------------- ----------------

Net Sales                                    $ 384,785       $ 256,037        $ 2,067,520      $ 1,388,770
Costs Applicable to Sales                      335,126         318,418          1,578,222        1,161,942
                                        --------------- ---------------   ---------------- ----------------
      Gross Profit                              49,659        (62,381)            489,298          226,828

Operating Costs and Expenses:
   Selling and Administrative Expenses         447,543         507,359          1,567,520        1,572,711
                                        --------------- ---------------   ---------------- ----------------
      Losses from Operations                 (397,884)       (569,740)        (1,078,222)      (1,345,883)

Other Income (Expense), net  (See
   note below)                                 273,110        (20,515)           (27,702)         (52,499)
                                        --------------- ---------------   ---------------- ----------------

Loss Before Taxes                            (124,774)       (590,255)        (1,105,924)      (1,398,382)

Income Tax Expense                                   -               -                  -                -
                                        --------------- ---------------   ---------------- ----------------

Net Loss                                   $ (124,774)     $ (590,255)      $ (1,105,924)    $ (1,398,382)
                                        =============== ===============   ================ ================

Loss per Share, Basic and Diluted              ($0.01)         ($0.03)            ($0.06)          ($0.07)
                                        =============== ===============   ================ ================
Weighted Average Common
   Shares Outstanding                       20,046,540      20,006,540         20,041,540       19,003,207
                                        =============== ===============   ================ ================


Note: See Condensed Consolidated Statements of Cash Flows for details of non-cash charges associated with convertible debentures issued to related parties.

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Cash Flows

                                                                             For the Nine Months Ended
                                                                                    April 30
                                                                        ----------------------------------
                                                                          (Unaudited)       (Unaudited)
                                                                             2001              2000
                                                                        ----------------  ----------------
          Operating Activities:
          Net Loss                                                        $ (1,105,924)     $ (1,398,382)
          Adjustments to Reconcile Net Loss to Cash
            Used in Operating Activities:
             Depreciation and Amortization                                      101,930            88,896
             Non-Cash Interest Charges                                          230,525                 -
             Preferred Stock to be Issued                                        70,310                 -
             Forfeiture of Stock Rights                                       (650,000)                 -
             Product and Services Purchased for Stock
                and Options                                                       7,000                 -
             (Increase) Decrease in Accounts and Other Receivables               20,353         (186,441)
             Increase in Inventories                                           (30,598)          (44,337)
             (Increase) Decrease in Prepaid Expenses                           (25,226)            40,818
             Increase (Decrease) in Accounts Payable and
                Accrued Expenses                                                  9,039         (206,802)
             Increase in Other Liabilities                                      300,000                 -
             Gain on Settlement of Notes Payable                               (47,000)                 -
                                                                        ---------------   ---------------
          Cash Used in Operating Activities                                 (1,119,592)       (1,706,248)
                                                                        ---------------   ---------------

          Investing Activities:
             Acquisition of Equipment                                          (13,109)                 -
                                                                        ---------------   ---------------
          Cash Used in Investing Activities                                    (13,109)                 -
                                                                        ---------------   ---------------
          Financing Activities:
             Proceeds from Issuance of Note Payable                                   -            60,000
             Proceeds from Issuance of Convertible Debentures                   535,000           750,000
             Proceeds from Issuance of Common Stock                                   -         1,022,500
             Proceeds from Issuance of Preferred Stock                          750,000                 -
             Preferred Stock Dividends Paid                                     (5,537)                 -
                                                                        ---------------   ---------------
          Cash Provided by Financing Activities                               1,279,463         1,832,500
                                                                        ---------------   ---------------

          Net Increase in Cash                                                  146,762           126,252

          Cash and Cash Equivalents - Beginning of Year                         195,500                 -
                                                                        ---------------   ---------------
          Cash and Cash Equivalents - End of Period                          $  342,262        $  126,252
                                                                        ===============   ===============

          Supplemental disclosures of cash flow information: Non-cash charges against income:

                Amortization of charges to stock warrants                    $   47,399        $       -
                One-time charge from issuance of convertible debentures      $  183,126        $       -

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
 Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                    For the Nine Months Ended April 30, 2001
                                   (Unaudited)

                                                  Par                      Par        Additional
                                 Preferred       Value       Common       Value        Paid-in        Accumulated
                                   Shares      Preferred     Shares       Common       Capital          Deficit          Totals
                                ------------ ------------ ------------- ----------- --------------- ---------------- ---------------
 Balance, July 31, 2000                   -        $   -    20,026,540    $ 20,027    $ 13,415,674   $ (14,467,049)   $ (1,031,348)
                                ============ ============ ============= =========== =============== ================ ===============

 Stock Issued for Services                -            -        20,000          20           6,980                -           7,000
 Discount on Convertible
    Debentures                            -            -             -           -         183,126                -         183,126
 Preferred Stock Issued               7,000            7             -           -         749,993                -         750,000
 Forfeiture of Stock Rights               -            -             -           -       (650,000)                -       (650,000)
 Preferred Stock to be Issued           500            1             -           -          70,310                -          70,310
 Preferred Stock Dividends Paid           -            -             -           -               -          (5,539)         (5,539)
 Net and Comprehensive Loss               -            -             -           -               -      (1,105,924)     (1,105,924)
                                ------------ ------------ ------------- ----------- --------------- ---------------- ---------------
 Balance, April 30, 2001              7,500       $    8    20,046,540    $ 20,047    $ 13,776,082   $ (15,578,512)   $ (1,782,375)
                                ============ ============ ============= =========== =============== ================ ===============

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                  Notes to Condensed Consolidated Financial Statements
                                 April 30, 2001


Note 1. The interim financial statements include all adjustments, which, in the the opinion of management, are necessary in order to make the financial statements not misleading. The unaudited condensed consolidated financial statements and notes are prepared in accordance with Rule 3-10B of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended July 31, 2000. The balance sheet as of July 31, 2000 was derived from the audited financial statements as of that date. The results of operations for the nine-months ended April 30, 2001 are not necessarily indicative of those to be expected for the entire year.

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

Note 3. On November 9, 2000, Dr. Robertson invested $100,000 in the form of a a convertible debenture bearing interest at 10%, maturing on November 10, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. As a result of this transaction, the Company recorded a non-recurring non-cash interest charge of $20,000 in November 2000. In addition, interest charges accrued on all convertible debentures issued to Dr. Robertson totaled $86,673 and $31,250 during the six-months ended January 31, 2001 and 2000, respectively. No interest payments have been made on the convertible debentures since inception.

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

Note 6. In May of 2000, the Company began seeking to raise a total of $3,135,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. Dr. Robertson has invested $1,135,000 of these funds through convertible debentures, including those discussed in notes 2 and 3 above, and the Company is seeking the remaining funds from qualified investors through an exempt offering of 8% cumulative convertible preferred stock. The preferred stock is being offered to accredited investors in minimum amounts of $50,000 and is convertible into common stock of the Company. As of April 30, 2001 $750,000, representing 7,000 shares of preferred stock, were issued and outstanding. Dividends of $5,537 were paid as of January 1, 2001. As of April 30, 2001, the cumulative and unpaid dividends amounted to $17,501. The offering remains open and the ultimate outcome of the offering has not been determined.

                          NATURAL SOLUTIONS CORPORATION
            Notes to Condensed Consolidated Financial Statements (continued)
                                 April 30, 2001



Note 7. In February 2001, the Company reached settlement agreements resolving four longstanding lawsuits centering on disputed transactions as well as shareholder and employee claims against the Company and its former management. [See Part II, Item 1. Legal Proceedings; See also, Part II, Item 5. Other Information] The settlements involved a dismissal with prejudice of all claims and counterclaims in the lawsuits.

As a part of one of the settlement agreements, the Company reversed certain previously recorded liabilities of $54,245 and reversed the accrual of $650,000 in compensation for rights to the Company's common stock forfeited by one of the parties to the lawsuits. The terms also provide that the Company will issue 500 shares of its convertible preferred stock, and make payments of $150,000 upon completion of all terms of settlement agreements, and make a final payment of $150,000 eighteen (18) months thereafter. Certain terms of the settlement agreements have not been completed and accordingly, the Company has not yet issued the aforementioned preferred stock or made the first settlement payment. The net result of the settlements had a non-recurring positive (non-cash) earnings impact of $333,935 in the third quarter of the current fiscal year.

As a part of the settlements, Dr. Robertson will acquire 3,925,000 previously issued shares of the Company's common stock and 520,000 shares of the Company's common stock will be cancelled. These transactions have not yet been completed.

The closing of the transactions remain subject to a number of conditions.

Note 8. Other income totaled $273,110 in the current quarter compared to an expense of ($20,515) in the same quarter in the prior year. For the nine months ended April 30, other income (expense) totaled an expense of ($27,702) in the current year compared to an expense of ($52,499) in the same period in the prior year. The current nine-month income is a result of the positive earnings adjustment associated with the settlement agreements discussed above. This was largely offset by non-cash interest charges of $230,525 required by recent changes in the Emerging Issues Task Force (EITF) interpretation of the accounting treatment for convertible debentures in addition to interest accruals associated with that debt, and other items, which totaled $132,635.

The recent changes in the EITF interpretation of the accounting treatment for convertible debentures with detachable warrants have had a significant impact on the reported earnings of the Company. In total, these changes in accounting treatment have resulted in $497,388 in non-cash charges to the Company in the current and prior fiscal years. In addition, the Company will be required to amortize an additional $312,047 in non-cash charges over the next four and one-quarter years.

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

Results of Operations - The Three Months Ended April 30, 2001 Compared to the Three Months Ended April 30, 2000:

Net sales for the three months ended April 30, 2001 were $384,785, compared to $256,037 for the same period last year; resulting in an increase of $128,748 or 50%. Sales growth over the prior year occurred in each month of the quarter. The increase in sales is largely due to winter storms in February and March 2001, in addition to growth in Roadbind(R) sales in March and April 2001. The growth in Roadbind(R) sales is primarily attributed to the Company's expanded sales force in Mid-Atlantic and Southeast states.

The gross profit for the current period totaled $49,659 (13% of sales), compared to a loss of ($62,381) (-24% of sales) for the comparable period in the prior year, an improvement of $112,040. The dollar increase in gross margin is largely due to increased sales volume and margins, which cover fixed storage and rail car leases.

Selling and administrative expenses totaled $447,543, compared to $507,359 for the same period last year; a reduction of $59,816. The most significant items effecting the reduction of these expenses is the recovery of bad debt totaling $70,614, compared to a recovery of $20,000 in the same quarter in the prior year. Each of these recovery amounts resulted from the settlement of certain legal disputes. Other significant expense reductions included legal fees and insurance expense. A variety of small expense reductions further contributed to these savings. These expense reductions were partially offset by an increase in payroll costs of $60,775 associated with the growth of the sales and distributor network. As the Company continues to expand its marketing, sales, and distribution efforts, advertising, payroll, and travel expenses are expected to increase.

In February 2001, the Company settled certain legal disputes, discussed below [See Part II, Item 1. Legal Proceedings]. This settlement is expected to further contribute to a reduction of legal fees. Although management continues its efforts to resolve all legal disputes, it is expected that legal fees will remain higher than normal until all of the disputes are resolved.

Losses from operations totaled $397,884, compared to losses in the prior year of $569,740, an improvement of $171,856 or 30%.

Other income totaled $273,110 in the current year compared to an expense of ($20,515) in the same quarter of the prior year. This improvement is primarily due to a positive earnings adjustment of $333,935, which resulted from the settlement of certain legal disputes. [See Part I, Item 1. Condensed
Consolidated  Financial  Statements,   Note  7.  and  Part  II,  Item  1.  Legal
Proceedings] This gain was partially offset by non-cash interest charges of $15,800 required by recent changes in the regulatory interpretation of the accounting treatment for convertible debentures and normal interest accruals associated with that debt of $45,025.

Net loss for the three-months ended April 30, 2001 was $124,774, compared to $590,255 for the same period ended April 30, 2000, an improvement of $465,481 or 79%.

Results of Operations - The Nine Months Ended April 30, 2001 Compared to the Nine Months Ended April 30, 2000:

Net sales for the nine months ended April 30, 2001 were $2,067,520, compared to $1,388,770 for the same period last year; resulting in an increase of $678,750 or 49%. Sales growth over the prior year occurred in each of the first nine months of fiscal year 2001. In addition, the net sales through April 30, 2001 exceed the total sales for the entire previous fiscal year by $454,919 or 28%. Net sales for the first nine months of each year since inception are as follows:

                 Apl-01      Apl-00      Apl-99       Apl-98       Jul-97 (1)
                 ------      ------      ------       ------       ----------
 Net Sales   $2,067,520   $1,388,770  $1,744,101   $1,389,904    $  500,048

(1) First-half sales are not available for the period from inception to April 30, 1997. Accordingly, full year sales are presented for comparison.

The current year increase is due to numerous factors including a) an early-buy program offered to major customers in August of 2000, b) repeated winter storms in November and December 2000 followed by extended winter weather throughout the United States, and c) the efforts of the Company's expanded sales and distribution network. This resulted in a 37% increase in quantities shipped and a 6.5% increase in the average selling price of Ice Ban(R) and Roadbind(R) products.

The Company continues its efforts to expand its direct sales force and recruit new distributors, while reducing the size of new and existing distributor territories. The Company believes that continued implementation of these and other sales and marketing plans will result in higher net sales in the remainder of fiscal year 2001 and beyond.

The gross profit for the current nine-month period totaled $489,298 or 24% of sales, compared to $226,828 or 16% for the comparable period in the prior year. The increase in gross margin is largely due to increased sales volume and margins, which cover fixed storage and rail car leases.

Selling and administrative expenses totaled $1,567,520, compared to $1,572,711 for the same nine-month period last year; a decrease of $5,191. The most significant expense variances included an increase in personnel costs of $136,755 resulting from the planned expansion of the direct sales force, increased sales commissions, and the addition of a product engineer. This increase was offset by a reduction in legal fees of $82,717 and the effect of an increase in bad debt recoveries of $47,304. As the Company continues to expand its marketing, sales, and distribution efforts, expenses for advertising, payroll, and travel are expected to increase.

In February 2001, the Company settled certain legal disputes, discussed below [See Part II, Item 1. Legal Proceedings]. This settlement is expected to further contribute to a reduction of legal fees. Although management continues its efforts to resolve all legal disputes, it is expected that legal fees will remain higher than normal, until all of the disputes are resolved.

Nine-month losses from operations totaled $1,078,222, compared to losses in the prior year of $1,345,883, an improvement of $267,661 or 20%.

Other expenses of $27,702 in the current year compared to an expense of $52,499 in the same nine-month period of the prior year. This improvement is primarily due to the following items, which largely offset one another; a) a gain of $333,935, which resulted from the settlement of certain legal disputes [See Part I, Item 1. Condensed Consolidated Financial Statements, Note 7. and Part II,
Item 1. Legal Proceedings], b) Non-cash interest charges of $230,525 required by recent changes in the regulatory interpretation of the accounting treatment for convertible debentures, and c) the interest accruals associated with that debt, which totaled $132,635.

This brings the net loss to $1,105,924 compared to a net loss of $1,398,382 for the same nine-month period last year, an improvement of $292,458. Cash used in operations also improved by $586,686 (34%) as discussed below.

The recent changes in the EITF interpretation of the accounting treatment for convertible debentures with detachable warrants have had a significant impact on the reported earnings of the Company. In total, these changes in accounting treatment have resulted in $497,388 in non-cash charges to the Company in the current and prior fiscal years. In addition, the Company will be required to amortize an additional $312,047 in non-cash charges over the next four and one-quarter years. Although this is the required accounting treatment for such transactions, the Company believes that the revised accounting treatment has had an unfortunate effect on the reported financial results of the Company. In total, these non-cash charges exceed 42% of the associated investment in the Company. Fortunately, these charges are recorded as non-operating expenses. Also, they do not affect the cash available to the Company.

Management continuously assesses each cost item and is expanding the marketing and sales efforts, resulting in ongoing improvements in operations. However, management has increased and will continue to seek to increase sales, lower fixed costs as a percentage of sales, and continue to settle or see through to successful conclusion the non-productive litigation, which has burdened the Company's bottom line. There can be no assurances that such efforts will be successful.

Liquidity and Capital Resources:

In the nine-months ended April 30, 2001, operating activities used $1,119,592 in cash, compared to $1,706,248 of cash used in the comparable period in 2000, an improvement of $586,686 or 34%. This reduction in cash used is primarily due to the following: a) improved earnings ($292,458), more timely customer billing and collections ($206,794), and stabilization of accounts payable and accrued expense balances ($215,841). In addition, accrued interest obligations on convertible debentures have been deferred by the holder since their inception. A number of other small items combined to partially offset these cash saving items.

The Company recorded an infusion of $1,285,000 from financing activities in the first nine-months of the current fiscal year. The following paragraphs describe each of the transactions.

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

In May of 2000, the Company began seeking to raise a total of $3,135,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. Dr. Robertson has invested $1,135,000 of these funds through convertible debentures, including those discussed in the paragraphs immediately above. As of April 30, 2001, 7,000 shares of preferred stock were issued and outstanding, which were sold for a total of $750,000. Dividends of $5,537 were paid as of January 1, 2001. As of April 30, 2001, the preferred stock had earned and unpaid dividends of $17,501. The ultimate outcome of the offering has not been determined.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

1. Jeffrey Johnson vs. Natural Solutions, Case No. CL-99-3185, in the Circuit Court in and for Palm Beach County, Florida. This was a lawsuit by Mr. Johnson filed on March 26, 1999, seeking to enforce his employment agreement. The employment agreement called for arbitration and the Company successfully moved to have the case arbitrated. Mr. Johnson has filed an arbitration proceeding and the Company has responded with an answer and defenses. In
February 2001, in conjunction with several other parties, the Company participated in a settlement agreement releasing all parties to the legal proceedings discussed in this item and in items 2 and 3 below. The terms of the settlement agreements are confidential. However, the settlements of these disputes resulted in a combined non-recurring accounting gain of $333,935 in the third quarter of the current fiscal year. [See Part II, Item 5. Other Information]

2. Dianne Johnson et al. vs. Ice Ban America, et al., Case No. 99-8228, in the United States District Court, Southern District of Florida. This lawsuit was filed on March 26, 1999. It was a lawsuit by the Johnson family claiming securities fraud seeking damages for breach of various security regulations and laws due to alleged violations by the Company and IBAC, Corporation (IBAC). The Company successfully filed two Motions to Dismiss. The Company and IBAC filed a counterclaim to rescind the sale of the founders stock in July 1999. The stock owned by the Johnson family is founders stock for which the Johnson family paid approximately $4,000 to the Company and $6,000 to IBAC. The Company and IBAC also filed a counterclaim, alleging breach of fiduciary duty, breach of securities acts, RICO, fraud, etc. against the Johnson family arising out of the actions of Warren D. Johnson, Jr., and the Johnson family in selling restricted founders shares of stock in private sales before the restrictions were lifted. Initial discovery has been done in this case. On July 5, 2000, the plaintiffs voluntarily dismissed the action against the Company. In February 2001, in conjunction with several other parties, the Company participated in a settlement agreement releasing all parties to the legal proceedings discussed in this item and in items 1 above and 3 below. The terms of the settlement agreements are confidential. However, the settlements of these disputes resulted in a combined non-recurring accounting gain of $333,935 in the third quarter of the current fiscal year. [See Part II, Item 5. Other Information]

3. Dianne Johnson et al. vs. Natural Solutions Corporation, et al., Case No. 99-5305, in the Circuit Court in and for Palm Beach County. This is a lawsuit by the Johnson family seeking to rescind the sale of Ice Ban, Inc. to the Company, which sale occurred in the summer of 1997, based upon alleged fraudulent misrepresentations surrounding the ownership of patent no. 4,676,918, the so-called Vinasz patent. The Company has filed an answer, affirmative defenses, and a counterclaim similar to the counterclaim in item #2, immediately above. In February 2001, in conjunction with several other parties, the Company participated in a settlement agreement releasing all parties to the legal proceedings discussed in this item and in items 1 and 2 above. The terms of the settlement agreements are confidential. However, the settlements of these disputes resulted in a combined non-recurring accounting gain of $333,935 in the third quarter of the current fiscal year. [See Part II, Item 5. Other Information]

4. Natural Solutions Corporation et al. vs. Sears Oil, et al., Case No. 99-3344, in the Circuit Court in and for Palm Beach County. This is a lawsuit filed on April 6, 1999, by the Company and IBUSA for breach of contract and for a declaratory judgement against the named Hungarian inventions of the so-called "Vinasz" patent, and tortious interference with the Company's rights to the so-called Vinasz patent acquired by Mr. Janke from the Hungarian inventors. This action also claims breach of fiduciary duty, and breach of a confidentiality agreement by Howard Sears. Service has been obtained on most of the Defendants, and motions to dismiss, motions for lack of personal jurisdiction, and motions to transfer to New York are scheduled. Some limited discovery on jurisdiction has been undertaken in this case.

5. Sears Oil Company ("SEACO") vs. Natural Solutions Corporation, et al., Case No. 99-CV-704-DNH. This is an action filed on January 25, 1999, in New York State Court, but removed to the United States District Court for the Northern District of New York. This action alleges fraudulent misrepresentations based upon the ownership of the Vinasz patent and fraudulent inducement with respect to a certain contract for the distribution of product in New England, based upon misrepresentations regarding ownership of the Vinasz patent. The Plaintiff amended its Complaint to allege patent infringement of the Vinasz patent. In October 1999 Sears Oil and Sears Petroleum sought a temporary restraining order that SEACO was the exclusive distributor for ICE BAN products in the New England States. The Judge denied the Plaintiff's request for a temporary restraining order and Sears withdrew its claim for injunctive relief. The Company has answered the complaint and filed a counterclaim similar to the claims brought in item 4. above. The case is not set for trial, which will not occur until July 2002 at the earliest.

6. Ice Ban America, Inc. vs. Innovative Municipal Products, Inc. ("IMUS"), Case No. 99-00710, in the Supreme Court of Oneida County, State of New York. This lawsuit was filed on March 24, 1999, by the Company to recover two hundred fifty-thousand dollars ($250,000), plus accrued interest, owed to it by its New York distributor, IMUS. IMUS filed affirmative defenses and counterclaims based upon the alleged misrepresentation regarding the Vinasz patent. The Company answered and filed affirmative defenses to the counterclaim. On February 2, 2001, the parties to this lawsuit reached a settlement agreement and all litigation between the parties has been dismissed. To date, the Company has realized a gain of $70,000 plus interest and is expected to realize an additional gain of $60,000 associated with this settlement during the fourth quarter of the current fiscal year. [See Part II, Item 5. Other Information]

7. Natural Solutions Corporation v. Terrabind International, Inc., Richard Jurgenson, Joseph Kroll, Richard Weinert: This case was filed by the Company on May 15, 2000 in the Circuit Court of Palm Beach County, Florida, seeking damages and injunctive relief against three former corporate officers or executives, who formed Terrabind International, Inc. The lawsuit claims that the three officers or executives breached their fiduciary duties to the Company by usurping certain corporate opportunities, both in prospective sales and potential patent applications, in the Company's Roadbind America subsidiary. The action seeks damages and injunctive relief to prevent usurpation of other corporate opportunities and inventions developed by the Company. The defendants have filed a counterclaim and third party claim naming the President, Chief Financial Officer, the attorney representing the Company, and the Company itself; and
alleging among other things, defamation, civil theft, and claims for compensation. The court dismissed the counterclaims and the deadline for the defendants to refile the counterclaims has expired. Discovery is proceeding, and the case is set for trial in July 2001.


Item 2. Changes in Securities and Use of Proceeds

On November 15, 2000, the Company issued 5,500 shares of 8% convertible preferred stock under the terms of an offering, exempt from registration under Rule 506 of Regulation D, to accredited investors. The total investment in the Company was $550,000 and the preferred stock may be converted at a rate of 200 shares of common stock to one (1) share of preferred stock at anytime by the shareholder and after ten (10) years from issuance by the Company, if not previously converted by the shareholder.

On January 15, 2001, the Company issued 1,000 shares of 8% convertible preferred stock under the terms of an offering, exempt from registration under Rule 506 of Regulation D, to accredited investors. The total investment in the Company was $100,000 and the preferred stock may be converted at a rate of 200 shares of common stock to one (1) share of preferred stock at anytime by the shareholder and after ten (10) years from issuance by the Company, if not previously converted by the shareholder.

On March 22, 2001, the Company issued 500 shares of 8% convertible preferred stock under the terms of an offering, exempt from registration under Rule 506 of Regulation D, to an accredited investor. The total investment in the Company was $100,000 and the preferred stock may be converted at a rate of 100 shares of common stock to one (1) share of preferred stock at anytime by the shareholder and after ten (10) years from issuance by the Company, if not previously converted by the shareholder.

Item 3.  Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

1) In February 2001, the Company reached a settlement agreement with IMUS, resolving the case entitled Ice Ban America, Inc. vs. Innovative Municipal Products, Inc., Case no. 99-00710, in the Supreme Court of Oneida county, State of New York. The settlement resulted in a dismissal of all claims and counter claims. [See Part II, Item 1. Legal Proceedings. No. 6] To date, the Company has realized a gain of $70,000 plus interest and is expected to realize an additional gain of $60,000 associated with this settlement during the fourth quarter of the current fiscal year.

2) In February 2001, the Company reached settlement agreements resolving four longstanding lawsuits. These lawsuits were as follows: (1) Jeffrey Johnson vs. Natural Solutions, Case No. CL-99-3185, in the Circuit Court in and for Palm Beach County, Florida; (2) Dianne Johnson et al. vs. Ice Ban America, et al., Case No. 99-8228, in the United States District Court, Southern District of
Florida;  (3) Dianne Johnson et al. vs. Natural Solutions  Corporation,  et al.,
Case No. 99-5305, in the Circuit Court in and for Palm Beach County, and (4) Pratt vs. Ice Ban America, Inc., Case No. 99-25479, in the Supreme Court of New York for the County of Orleans. [See Part II, Item 1. Legal Proceedings. Nos. 1, 2, and 3]

As a part of one of the settlement agreements, the Company reversed certain previously recorded liabilities of $54,245 and reversed the accrual of $650,000 in compensation for rights to the Company's common stock forfeited by one of the parties to the lawsuits. The terms also provide that the Company will issue 500 shares of its convertible preferred stock, and make payments of $150,000 upon completion of all terms of settlement agreements and $150,000 eighteen (18) months thereafter. Dr. Robertson has guaranteed the latter installment. Certain terms of the settlement agreements have not been completed and, accordingly, the Company has not yet issued the aforementioned preferred stock or made the initial settlement payment. The net result of the settlements had a non-recurring positive (non-cash) earnings impact of $333,935 in the third quarter of the current fiscal year.

The settlements involved a dismissal with prejudice of all claims and counterclaims in the lawsuits. As a part of the settlements, six Turks and Caicos companies referenced in footnote (5) to the table of share ownership set forth in the Company's Proxy Statement filed on November 7, 2000 (Medical College Fund, Windmills Plantation Fund, Hawks Nest Plantation fund, Reed International Fund, Inc., Marlin Preservation Fund, and Ryder Securities Ltd.) have agreed to transfer a total of 3,925,000 shares of the Company's common stock to the Trustee in the case entitled Kapila, Trustee vs. Warren Douglas Johnson, Jr., et al., Case No. 92-33339-BKC-SHF (US Bankruptcy Court, Southern District of Florida). Dr. Robertson has agreed to purchase those shares from the Trustee. Dr. Robertson has acquired a right of first refusal, and the Company has a follow on right of first refusal in one million three hundred thousand shares of the Company's stock still held by members of the Johnson family. Two other Turks and Caicos companies (Harvard Fund, Ltd., and Merchants Trust Fund), holding a total of 520,000 shares of the Company's common stock, have agreed to relinquish all claims of ownership to such shares, and the Company will cancel those shares on its books.

The settlement of the litigation and the closing of the transactions remain subject to a number of conditions.

3) Natural Solutions Corporation entered into an exclusive supply agreement ("Agreement") on May 4, 2001, that is dated as of April 6, 2001, with Penford Products Company, which will provide a series of products from their Cedar Rapids, Iowa production facility. The Company amended this Agreement in a Product Specification Addendum on May 4, 2001 that is dated as of April 23, 2001. The products covered by the Agreement and Addendum will be purchased by Natural Solutions Corporation for inclusion in the Company's anti-icing, deicing, dust suppression, and soil stabilization product lines.


Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.                                 Description
-----------     ---------------------------------------------------------------
10.31(1)          Supply Agreement with Penford Products Company

10.32(1)          Product Specification Addendum



--------------------------------------
(1)      Filed under the same exhibit number to the Registrants Form 8-K.

(b) No other Reports on Form 8-K were filed during the quarter ended April 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Natural Solutions Corporation (Registrant)


Date: May 31, 2001                    By:     /s/ Jimmy W. Foshee, President
                                         --------------------------------------
                                              Jimmy W. Foshee, President

                                      By:     /s/ Michael D. Klansek, Treasurer
                                         --------------------------------------
                                              Michael D. Klansek, Treasurer
                                               and Chief Financial Officer