Form 10KSB
period 2001-07-31
NATURAL SOLUTIONS CORP
filed 2001-10-29
CIK 1096594

NATURAL SOLUTIONS CORPORATION                                             10-KSB


                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file no.: 0-28155

                          Natural Solutions Corporation
           -----------------------------------------------------------
               (Name of Small Business Registrant in its charter)


            Nevada                                      88-0367024
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   100 Volvo Parkway, Suite 200
   Chesapeake, Virginia                                   23320
----------------------------------------              -------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (757) 548-4242

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's

NATURAL SOLUTIONS CORPORATION                                             10-KSB


knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
[ ]

The Registrant's revenue for the fiscal year ended July 31, 2001: $1,896,236

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of July 31, 2001 was $5,773,659 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 24,743,873 shares of the registrant's common stock outstanding as of July 31, 2001.

                 DOCUMENTS INCORPORATED BY REFERENCE:    None

NATURAL SOLUTIONS CORPORATION                                             10-KSB


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

NATURAL SOLUTIONS CORPORATION                                             10-KSB


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

Item 1.   Description of Business.

          (a) Business Development

Incorporation:
-------------

Ice Ban America, Inc., a Nevada corporation was incorporated on August 14, 1996. On December 7, 1998, Ice Ban America, Inc. changed its name to Natural Solutions Corporation (hereinafter referred to as the "Company"). The Company was formed to market agricultural by-products for use as anti-icing and de-icing agents under the trade name, Ice Ban(R). The Company later expanded into providing dust control and road stabilization agents. On July 17, 2001, the Company discontinued its efforts to market dust control and road stabilization products. [See Part II, Item 6. Management's Discussion and Analysis or Plan of Operation, Results of Operations, Fiscal 2001 Compared to Fiscal 2000, Discontinued Operations and Part II, Item 7., Financial Statements, Consolidated Statements of Operations and Comprehensive Loss, and Note 11.]

Contact Information:
-------------------

The  Company's  current  address is 100 Volvo  Parkway,  Suite 200,  Chesapeake,
Virginia      23320.      The      Company's       Web-site      address      is
http://www.naturalsolutionscorp.com. The Company's telephone number is (757) 548-4242 and the consumer information number is 1-888-ICEBAN-1.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


Product Rights:
--------------

On August 31, 1996, the Company entered into a renewable, seven year, exclusive licensing agreement with Ice Ban USA, Inc. ("IBUSA") to exploit certain patents, patents pending and trademarks assigned to IBUSA. IBUSA is a Company partially owned by a trust created by Ice Ban(R)'s co-inventor Mr. George Janke ("Mr. Janke"), and by the Company's chairman, Dr. M.G. Robertson ("Dr. Robertson"). On April 27, 2000, Mr. Janke passed away. The patents cover the use of agricultural by-products as road de-icing and anti-icing agents. The product is currently marketed as Ice Ban(R). The territory granted under this license includes all of the United States.

On March 30, 1998, IBUSA and the Company entered into an addendum to their previous agreement, whereby the Company acquired the right to market the trademarked and patent-pending product, TEMBIND(R), which is a biodegradable, non-corrosive dust control and road stabilization product for use in the maintenance of unpaved roads. The Company marketed this product under the trademarked brand RB Ultra(TM). On July 17, 2001, the Company discontinued its efforts to market RB Ultra. [See Part II, Item 6. Management's Discussion and Analysis or Plan of Operation, Results of Operations, Fiscal 2001 Compared to Fiscal 2000, Discontinued Operations and Part II, Item 7., Financial Statements, Consolidated Statements of Operations and Comprehensive Loss, and Note 11.]

Ice Ban(R) is the primary product line offered by the Company.

The above license agreement, as amended, requires a quarterly royalty payment of 2% of sales, but not to exceed $3.00 per ton nor to be less than $2.00 per ton on Ice Ban(R) products sold. [See Part III, Item 12, Certain Relationships and Related Transactions.]



Suppliers of Raw Materials:
--------------------------

On February 21, 1997, the Company entered into an agreement to sell common stock to Minnesota Corn Processors Company ("Minnesota Processors") in exchange for supplies of the raw material by-product which Minnesota Processors produces and which the Company used to produce Ice Ban(R). This arrangement provided the Company with nearly fifty percent (50%) of the Company's product supply. In accordance with this agreement, on February 21, 1997, the Company committed one million one hundred seventy thousand (1,170,000) shares of common stock to Minnesota Processors for the purchase of raw materials provided by Minnesota Processors for the Ice Ban(R) product. Over the life of the contract, the shares that were issued had a fair market value of $296,827 and, as of July 31, 2001, represent 65,966 shares, or 0.18%, of the issued and outstanding capital stock of the Company on a fully diluted basis. This agreement was superceded by a supply agreement on October 19, 1999, which provided that MCP would sell the raw-material by-product at fixed prices over the contract period. The new supply agreement expired on October 19, 2001. [See Part I, Item 3. Legal Proceedings]

On May 4, 2001, the Company entered into an exclusive supply agreement ("Agreement"), that is dated as of April 6, 2001, with Penford Products Company, which will provide a series of products from their Cedar Rapids, Iowa production facility. The Company amended this

NATURAL SOLUTIONS CORPORATION                                             10-KSB


Agreement in a Product Specification Addendum on May 4, 2001, that is dated as of April 23, 2001. The products covered by the Agreement and Addendum will be purchased by Natural Solutions Corporation for inclusion in the Company's anti-icing, deicing, dust suppression, and soil stabilization product lines.



Expansion of the Business:
-------------------------

On July 29, 1997, in an exchange of stock, the Company acquired Ice Ban, Inc. ("IBNY"), the only licensee with territorial rights to Ice Ban(R) in the U.S. (i.e. upstate New York and Erie, Pennsylvania) which were not included in the original license to the Company. The Company issued one million three hundred thousand (1,300,000) shares of its restricted common stock to acquire 100% of the common stock of IBNY. At the time that the shares were issued, the shares had a fair market value of $6,916,000 and, as of July 31, 2001, represent 3.5% of the issued and outstanding capital stock of the Company on a fully diluted basis. As a result of this acquisition of IBNY, the Company's license now extends to the entire United States. In acquiring IBNY, the Company also acquired the national distribution rights from IBUSA to the TEMBIND(R) product. As part of the transaction, IBNY was obligated to assign the above rights to IBUSA with the further agreement that IBUSA would assign the rights to the Company or its designee, which it did, in consideration for one hundred thousand (100,000) shares of the Company's common stock. The shares had a fair market value of $531,900 on the date of the transfer, and represent 0.27% of the issued and outstanding capital stock of the Company on a fully diluted basis. As part of this transaction, the above mentioned 100,000 shares of the Company's common stock were issued to IBUSA in consideration for IBUSA's expansion of the license of Ice Ban(R) products to upstate New York and Erie County, Pennsylvania.

On October 17, 1997, the Company formed Tembind America, Inc. as a wholly owned subsidiary to market the TEMBIND(R) product in the United States. On November 3, 1998, the Company changed the name of this subsidiary to Roadbind America, Inc. ("Roadbind"). At that time, the Company also discontinued use of the TEMBIND(R) brand name and began marketing its dust control and road stabilization product under brand names more related to its product distinctions. On July 17, 2001, the Company discontinued its efforts to market this product, which was under the trade name RB Ultra(TM). [See Part II, Item 6. Management's Discussion and Analysis or Plan of Operation, Results of Operations, Fiscal 2001 Compared to Fiscal 2000, Discontinued Operations and Part II, Item 7, Financial Statements of Operations and Note 12.]

On July 8, 1998, the Company, Sears Petroleum & Transport, Corp. ("Sears") and Innovative Municipal Products, Inc. ("IMUS") created a limited liability company, named Sears Environmental Applications Company, L.L.C. ("SEACO"), and executed an Operating Agreement for the operation of SEACO. Each of the three parties own a one-third interest in SEACO. SEACO's Articles of Organization were filed with the New York Secretary of State. The purpose of SEACO was to engage in the sale and distribution of Ice Ban(R), TEMBIND(R), and other related products. [See Part I, Item 3. Legal Proceedings]

NATURAL SOLUTIONS CORPORATION                                             10-KSB


On October 29, 1999, Dr. Robertson acquired in his individual capacity a 42.5% equity interest in IBUSA, as well as 50% of the international rights to IBUSA's and Mr. Janke's existing patents, patents pending and trademarks. The Company, of which Dr. Robertson is presently the Chairman, is the exclusive licensee of certain IBUSA U.S. patents being utilized exclusively by the Company in the United States. Furthermore, the Company is an U.S. Licensee of certain trademarks, including, the Ice Ban(R), Ice Ban MAGIC(R) and the Ice Ban(R) names and logo. The Company secured the aforementioned rights by virtue of a license agreement dated August 31, 1996, as amended by an August 31, 1998 agreement, between the Company and IBUSA, which agreement has an initial term of seven years and is automatically renewable for successive one-year terms unless canceled or otherwise terminated for cause.



Award for Innovation:
--------------------

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



         (b)  Business of Issuer

Overview

Natural Solutions Corporation is a distributor of patented environmentally friendly corrosion inhibiting products for de-icing and anti-icing under the Ice Ban(R) brand and, until July 17, 2001, the environmentally friendly road stabilization and dust control products currently marketed under the RB ULTRA(TM) brand. On July 17, 2001, the Company discontinued its efforts to market dust control and road stabilization products. [See Part II, Item 6. Management's Discussion and Analysis or Plan of Operation, Results of Operations, Fiscal 2001 Compared to Fiscal 2000, Discontinued Operations and
Part II, Item 7., Financial Statements, Consolidated Statements of Operations and Comprehensive Loss, and Note 11.]



Principal Products and Markets

The Company entered into an exclusive licensing agreement with IBUSA to exploit certain patents, patents pending and trademarks. The patents cover the use of agricultural by-products as road de-icing and anti-icing products. The products are marketed under the trademark Ice Ban(R).

NATURAL SOLUTIONS CORPORATION                                             10-KSB


ICE BAN(R)

Ice Ban(R) is produced from the liquid residue of grain processing and from the processing of other agricultural products. These products are the result of natural processes, and are used in various applications for the de-icing and anti-icing of roadways and other surfaces.

Chloride-based products, Ice Ban(R)'s primary competition, impose significant external costs and damage the environment. This has been articulated in an important article on the subject:

        "The use of (chloride) salt for the use of de-icing roads results in costs estimated at more than $800 [$1,049 in 2001 dollars] per ton (per year) including the costs of repair and maintenance of roads and bridges, vehicle corrosion costs, the loss of aesthetic value through roadside tree damage, etc. Additionally there are...health costs related to sodium levels in drinking water." Vitaliano, Donald F., "Economic Assessment of the Social Costs of Highway Salting and the Efficiency of Substituting a New De-Icing Material", Journal of Policy Analysis & Management, January 1992, Vol. 11, No. 3, pp. 397-418.

Dr. Donald F. Vitaliono is a professor of economics at the Rensselaer Polytechnic Institute. His study further estimates that annual salt damage to roadway infrastructure and vehicles to be approximately twenty billion dollars ($20,000,000,000) annually. THE COMPANY's Ice Ban(R) products seek to attain a marketing advantage by being more effective and safer than chloride salts.

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

In April 2001, the Company introduced further refinements of the Ice Ban(R) products under the trade names, Ice Ban Summit(TM), Ice Ban Performance Plus(TM), and Ice Ban Ultra(TM). These new releases of the products are designed to satisfy customer needs for improved ease of use, satisfaction of newly developed environmental standards, and improved melting performance.

The Company believes that Ice Ban(R) products provide economical and readily available replacement and/or improvement for chloride de-icers. Testing indicates that the use of Ice Ban(R) products result in both substantial short-term dollar savings from reduced direct de-icing budgetary costs, and, in long-term savings in reduced damage to roadways, infrastructure,

NATURAL SOLUTIONS CORPORATION                                             10-KSB


vehicles and the environment. [See: Highway Innovative Technology Evaluation Center (HITEC Report) Technical Evaluation Report, Summary of Evaluation Findings For The Testing Of Ice Ban(R), Chapter 4, Summary and Conclusions, Index to Exhibits, Item 10.24.] Ice Ban(R) products also have potential special use applications such as on airport runways, where salt is not suitable or approved. The use of Ice Ban(R) by such specialized users, the Company believes, could save such users substantial amounts of money and enable these users to de-ice where previously the salt corrosiveness was unacceptable and other alternative de-icers were toxic or cost-prohibitive.

The Company believes that Ice Ban(R) is both technically and economically effective and efficient. Field and laboratory applications of Ice Ban(R) mixtures have demonstrated superior penetration on existing ice and snow-packs than conventional chloride applications. Applications of Ice Ban(R) at the rate of 40-gallons/lane mile removed snow-pack directly at temperatures well below the effective range of salt application. Ice Ban(R) mixtures penetrate the snow-pack vertically to the underlying road surface, then spreads out on the road and breaks the bond between the snow-pack and the road surface. Ice Ban(R) works on the road surface and not on the top of the snow-pack. Unlike salts and brines, it is resistant to dilution and remains effective for much greater periods of time. Thus, using Ice Ban(R) requires fewer applications, man-hours, and truck miles. Using Ice Ban(R) reduces truck fuel and maintenance costs, and use of Ice Ban(R) results in fewer problems with spreader vehicles and methods. [See: HITEC Report]

Ice Ban(R) users have reported in the HITEC Report that Ice Ban(R) products have a residual re-activation effect after the initial application and melting process. The re-activation effect is that even long after application, the product continues to act as an anti-icing agent and prevents new snow and ice from adhering to the road surface.

Re-activation results in further cost savings for Ice Ban(R) users compared to traditional de-icing methods. For example, if Ice Ban(R) is applied prior to storms, it prevents or otherwise impedes snow and ice from bonding to the road surface. This property further lowers maintenance costs by reducing the number of applications that are needed; and in turn further reduces materials requirements (whether salts or agricultural by-products). [See: HITEC Report]

In addition, Ice Ban(R)reduces wintertime PM-10 (dust) levels by eliminating or reducing the need for sand or other grit. Ice Ban(R)is especially ideal for treating black ice and clear weather frost on road and bridge surfaces. [See:
HITEC Report]



RB ULTRA(TM) PRODUCTS

RB ULTRA(TM) is an environmentally friendly liquid product used for unpaved road stabilization and dust control. The distribution of RB ULTRA(TM) was hoped to provide the Company with a summer season business to balance the Company's winter season snow and icing control business. The Company believed that this gave the Company the potential capability to stabilize earnings and provide a revenue base over the entire fiscal year. The Company was thereby attempting to manage its product portfolio to reduce any seasonal cycles, which subject revenues

NATURAL SOLUTIONS CORPORATION                                             10-KSB


and potential earnings to variables in weather and climate conditions. The Company was unable to achieve the anticipated sales and profitability and on July 17, 2001, the Company discontinued its efforts to market dust control and road stabilization products. [See Part II, Item 6. Management's Discussion and Analysis or Plan of Operation, Results of Operations, Fiscal 2001 Compared to Fiscal 2000, Discontinued Operations and Part II, Item 7., Financial Statements, Consolidated Statements of Operations and Comprehensive Loss, and Note 11.]



Distribution Methods

The Company's products, both its ICE BAN(R) products and, until July 17, 2001, its RB ULTRA(TM) products, are sold by the Company in the United States. Sales are made primarily through exclusive distributors and agents, and the Company's sales force.

Ice Ban(R) distributors, agents, and sales force service government transportation departments and other potential users. The Company provides marketing material, contracts, references, referrals, demonstrations, logistical backup, technical data and assistance, trade show presence and other support as may be needed from time to time. The Company provides marketing and advertising support both on a territorial and national basis, including, trade and municipal publications, trade shows, direct mail, news media, infomercial, and proposal presentations.

The Company uses rail to transport its product to certain holding tank facilities. Ice Ban(R) is primarily stored in holding tanks in certain snow states; this is for the most part at the Company's expense. The independent distributors also use holding tank facilities for their needs, at their expense.

The Company has determined that a limited number of holding tanks strategically located throughout the U.S., plus rail cars transported to large work sites directly from its suppliers will satisfy its supply needs. The Company has supply agreements with a number of producers of its raw materials. Through these agreements, the Company has reduced the future need for its own extensive storage facilities. The ultimate plan is to drop ship 85% to 90% of both products to strategic holding tanks throughout the country, as well as holding tanks owned or leased by its distributors, as well as to drop shipments directly from the suppliers to large customer sites and storage facilities. This is a variation of Just-in-Time Inventory procedures used in many large industries and the Company believes that this strategy will result in cost-savings and added flexibility in its marketing and logistical efforts. Strategic holding tanks along with rapid supplier response and strategic rail car locations, will potentially keep the Company's inventory holding costs to a minimum.

The Company's road stabilization products were primarily sold directly to customers, of which municipalities constituted the largest customer segment. The Company occasionally sold through authorized Company distributors and other non-affiliated distributors. The majority of the Company's RB ULTRA(TM) products were stored in the State of Florida. Where economical, additional products were purchased from a variety of suppliers.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


Distribution and Transportation Agreements

On March 5, 1997, an agreement was executed between Sears and IBNY, which called for Sears to provide storage and throughput (moving product in and out of storage) services in Rome, NY. Such service included receiving product by rail or truck, in-tank storage of product, inventory control and reporting, provision of truck loading facilities, equipment maintenance and provision of normal supplies. This agreement also called for minimum quantities of throughput services to be provided by IBNY. This contract is binding on any successors of such corporations. These services were billed monthly with 30-day credit terms. During the fiscal year ended 1998, the Company paid $5,238, under the terms of this contract. This agreement expired on March 4, 2001. [Part I See Item 3. Legal Proceedings.]

On May 31, 1997, IBNY entered into a contract with Sweeteners Plus, Inc. (Sweeteners) relating to the unloading, storage, reloading and delivery of Ice Ban(R) products at Sweeteners' Lakeville, New York and Wayland, New York facilities. This contract is binding on any successors of such corporations. The effective date of the contract with Sweeteners Plus is from June 1, 1997 to May 31, 2002, with an automatic renewal from year to year after such five-year effective date. These services are billed monthly with 20-day credit terms. During the fiscal years ended 2000 and 2001, the Company paid $119,237 and $91,607, respectively, under the terms of this contract. In fiscal year 2001, the Company discontinued use of this storage facility. The parties are in the process of negotiating a settlement of the contract.

In July 1997, pursuant to its acquisition of IBNY, the Company began making payments to SRI, Inc. ("SRI") in connection with lignin storage in Jacksonville, Fla. The agreement called for a three-year term whereby SRI would provide various transport and loading services and storage. These services are billed monthly with 30-day credit terms. The agreement expired in July 1999 and was renewed for two one-year periods through September 19, 2001, after which, the contract was not renewed. During the fiscal years ended 2000 and 2001, the Company paid $192,987 and $163,230, respectively, under the terms of this contract.

On August 14, 1999, a "Terminal & Transloading Agreement" was entered into between the Company and Na-Churs Plant Food Company d/b/a Na-Churs/Alpine Solutions of Corydon, Indiana ("Na-Churs"). The agreement calls for Na-Churs to receive, store and transload out RB ULTRA, Ice Ban(R) and Magnesium Chloride Solution. The materials are delivered FOB to Na-Churs facility in the Company designated trucks or tank cars and all the inventoried materials will be owned by the Company. Na-Churs will store the materials in storage tanks having a capacity of 110,000 gallons. THE COMPANY guarantees a minimum of two hundred thousand (200,000) gallons per calendar year to be placed through the Na-Churs facility. These services are billed monthly with 30-day credit terms. The terms of this agreement provide for an evergreen contract with an option to terminate the agreement at any time upon 60 days notice. This agreement was superseded by a new agreement on November 1, 2000, as set forth below.

On November 1, 2000, a "Terminal & Transloading Agreement" was entered into between the Company and Na-Churs Plant Food Company d/b/a Na-Churs/Alpine Solutions ("Na-Churs").

NATURAL SOLUTIONS CORPORATION                                             10-KSB


The agreement calls for Na-Churs' facilities in Corydon, Indiana, Marion, Ohio, and Red Oak, Iowa to receive, store and transload out liquid products. The materials are delivered FOB to Na-Churs facility in Company designated trucks or tank cars and all the inventoried materials will be owned by the Company. Na-Churs will store the materials in storage tanks having a capacity of 266,000 gallons. THE COMPANY guarantees a minimum of six hundred thousand (600,000) gallons per calendar year to be placed through the Na-Churs facilities. These services are billed monthly with 30-day credit terms. This agreement terminated on October 15, 2001. Renewal negotiations are underway.

On October 14, 1999, a "Terminal & Transloading Agreement" was entered into between the Company. and Steuben County Co-op, Angola, Indiana ("Steuben"). The agreement calls for Steuben to receive, store and transload out RB Ultra(TM), Ice Ban(R) and Magnesium Chloride Solution. The materials will be delivered to Steuben facility in the Company designated trucks or tank cars and all the inventoried materials will be owned by the Company. Steuben will store the materials in storage tanks having a capacity of 110,000 gallons. The Company guarantees a minimum of two hundred thousand (200,000) gallons per calendar year to be placed through the Steuben facility. These services are billed monthly with 30-day credit terms. The terms of this agreement provide for an evergreen contract with an option to terminate the agreement at any time upon 60 days notice.

The Company also from time to time contracts with various other railway and storage companies for the transport and storage of the Company's product. Such companies include, among others, CSX Corporation and TransMatrix. These services are billed monthly with 30-day credit terms.



Competition

The de-icing market is highly competitive. Although the Company is not, to date, a major volume supplier of product within the de-icing industry, the Company's market share is growing within certain geographic and product segments of the market. The Company believes that because of Ice Ban(R)'s unique environmental advantage over salts, the product has the potential to become a major factor within the industry. The Company uses price, quality, and product performance, as well as related technical support services, to gain a competitive edge over its competitors' product offerings. The Company further seeks to achieve competitive advantages by using advertising, promotional, logistical, and branding strategies. The Company believes that this will result in increased product identification and that this will translate into increased market penetration. There can be, however, no assurances that the Company will be able to successfully compete against other companies, many of whom has much greater resources than the Company.

The principal products in competition with Ice Ban(R) are salt or chloride based de-icing and anti-icing products. The Company's Ice Ban(R) product competes with and will be competing primarily against de-icing salt producers. These producers are primarily large multinational corporations with financial resources substantially greater than those of the Company. These major companies have large inventories and storage facilities and have distribution infrastructure

NATURAL SOLUTIONS CORPORATION                                             10-KSB


already in place. Those government agencies, currently using salt, already have equipment for salt application. Some of this equipment will require modification or replacement in order to use Ice Ban(R). Most salt products are currently comparable or less expensive in price than Ice Ban(R). The Company believes that this is in part due to the fact that the effects of corrosion and other environmental harms that salt produces are not accurately reflected, if at all, in the price of salt; these harms are thus externalities. However, the Salt Institute has reported that the chloride salt roadway de-icing market to be 15 to 20 million tons per annum. Total chlorides sold for deicing results in a market that approaches one billion dollars ($1,000,000,000) annually. Thus, the Company is presented with a large market potential for its differentiated environmentally friendly products and is seeking to carve out a significant piece of this market, which is dominated by salts.

Salt de-icing products cause certain environmental impacts including corrosion that the Company believes could be (1) reduced by use of Ice Ban(R) if used in mixtures with salt, or (2) effectively eliminated if Ice Ban(R) is used exclusively. The deicing industry currently uses liquid magnesium or calcium brine (8 to 12 gallons per ton of salt) to reduce bounce-off and loss due to traffic, to extend its effective application temperature and to increase ice-melting action. Calcium chloride is a salt created by the combination of a strong acid and a strong base. Ice Ban(R) is not made from toxic or hazardous chemicals and mixes with salt, cinder, sand, ash, river gravel, or other regionally available products or aggregates now being used for winter season road maintenance.

While salt  currently  is Ice  Ban(R)'s  main  competition  in the  de-icing and anti-icing of roads, Ice Ban(R) can also be used in combination with salt as well. Because of Ice Ban(R)'s intrinsic properties, it can be combined with salt to form a mixture. Thus, while Ice Ban(R) competes with salt products, Ice Ban(R) maybe sold to salt de-icing companies for use in their salt de-icing products. This gives Ice Ban(R) a unique advantage in having the ability to sell its product to its principal competition without incurring significant disadvantages.

There is the potential for competition from the "Toth" patent. In June of 1994, Mr. Janke entered into an Assignment Agreement and an Agreement of Sale to acquire all rights to the VINASZ patent from three Hungarians who purportedly were the original inventors of the patent. As described below, there are competing claims to this patent and the matter is in litigation. The Toth patent, otherwise known as the VINASZ patent or `918 (U.S. Patent No. 4,676,918), is a patent which covers a mixture of water and a waste concentrate of a molasses-based alcohol manufacturing procedure, which concentrated molasses mixture is sold under the name "VINASZ". The Ice Ban(R) product and the testing and reliability of the Ice Ban(R) product is not based upon the VINASZ patent. THE COMPANY has never marketed any Ice Ban(R) products covered by the VINASZ patent. Currently, Sears, IMUS, and other entities are claiming that waste "stillbottom" products are covered by the VINASZ patent and therefore can be sold by them in competition with Ice Ban(R) products without denigrating the Company's patents. The Company disputes this claim, and believes that it has the U.S. rights to the VINASZ patent. [See Part I Item 3. Legal Proceedings.]

NATURAL SOLUTIONS CORPORATION                                             10-KSB


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



Sources and availability of raw materials and the names of principal suppliers

The Company's major source of raw product comes from the processing of corn, which results in corn by-products (or sometimes termed co-products). The Company does not anticipate any shortage of reasonably priced raw materials necessary to produce Ice Ban(R) since it is a by-product of the processing of corn. In fiscal year ended 2000 and 2001, the Company purchased raw materials from Minnesota Processors totaling $281,769 and $658,454, respectively. These purchases totaled 18.83% and 29.00% of total Costs Applicable to Sales and Revenues in 2000 and 2001, respectively. While Minnesota Processors had been the Company's primary supplier of Ice Ban(R) source material, the Company no longer uses Minnesota Processors as a supplier of material.

The Company has recently signed an exclusive supply agreement with Penford Products Company to provide raw materials for its Ice Ban(R) products. Under the terms of the agreement, the Company will purchase certain raw materials from Penford Products Company beginning in fiscal year 2002.

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



Dependence on one or a few major customers

Since February 1999, the Company has revised its sales system in an effort to reduce its dependence on specific customers, establish its own sales force, and reduce the size of new and existing distributor territories. However, during fiscal year 2001, the Company continued to

NATURAL SOLUTIONS CORPORATION                                             10-KSB


have two major customers purchasing 26.4% and 15.3% of total sales, respectively. As revisions to the sales system continue, the Company expects that additional distributors will be added and increased direct sales to federal, state and municipal governments will further reduce the Company's dependence on any specific customer.

Patents, Trademarks and Licenses

Overview

Intellectual property rights owned or controlled by the Company through licenses, along with its marketing and distribution networks, are an integral part of Company's ability to compete successfully in its chosen markets. They constitute an essential component of the Company's competitive and strategic advantage.

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

NATURAL SOLUTIONS CORPORATION                                             10-KSB


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

NATURAL SOLUTIONS CORPORATION                                             10-KSB


buildup of snow and ice on roads, bridges and other outdoor surfaces. The invention also relates to a method for inhibiting corrosion.

1 A "terminal disclaimer" applies when two patents share a common application. The patent period runs from the date of the first patent granted, so the applicant must disclaim rights to the second patent for the period after the first patent has expired. In each case, the Company has license rights to both the first and second patents.



Trademarks

The Company is a U.S. licensee of certain federally registered and unregistered trademarks, including, "Ice Ban", "Ice Ban MAGIC", and the "Ice Ban" logo, which resembles a caution sign. The Company has a non-exclusive right and license to use such trademarks. These trademarks were obtained by virtue of the "Amendment to Exclusive License Area Agreement" dated August 31, 1998, between the Company and IBUSA.

The Company through its Roadbind subsidiary filed on February 2, 1999 to register the trademark RB ULTRA(TM). The application has been approved for publication. No final determination as to the registrability of the mark has been made as of the date of this filing. The Company, through licensing arrangements with IBUSA, has a license to use the registered trade name "TEMBIND(R)." On July 17, 2001, the Company discontinued its efforts to market this product. [See Part II, Item 6. Management's Discussion and Analysis or Plan of Operation, Results of Operations, Fiscal 2001 Compared to Fiscal 2000, Discontinued Operations and Part II, Item 7., Financial Statements, Consolidated Statements of Operations and Comprehensive Loss, and Note 11.]



Licenses of Dust Control and Road Stabilization Products

The Company has been a distributor for the TEMBIND(R) product manufactured by Tembec, Inc. This was accomplished by the acquisition of IBNY by the Company. TEMBIND(R) is a biodegradable, non-corrosive dust control and road stabilization product, specified for use by the United States government in national parks and military installations. TEMBIND(R) is also distributed across the U.S. to highway superintendents and departments of transportation. The Company marketed its road binding and stabilization products under the trademark RB ULTRA(TM). On July 17, 2001, the Company discontinued its efforts to market this product. [See
Part II, Item 6. Management's Discussion and Analysis or Plan of Operation, Results of Operations, Fiscal 2001 Compared to Fiscal 2000, Discontinued Operations and Part II, Item 7., Financial Statements, Consolidated Statements of Operations and Comprehensive Loss, and Note 11.]



Licenses of Ice Ban(R) Related Patents and Trademarks

On August 31, 1996, IBUSA granted the Company the use of Ice Ban(R) patents and trademarks in an exclusive license agreement for the United States, excluding only counties in the State of

NATURAL SOLUTIONS CORPORATION                                             10-KSB


New York north of the 42nd parallel and also excluding Erie County, Pennsylvania. IBUSA is a Florida corporation of which a trust created by Mr. Janke is a major shareholder, as is Dr. Robertson. Mr. Janke was then Vice President and Director of the Company. The license agreement term is for seven years with one-year automatic renewals thereafter. [See Part III, Item 13. Exhibits, List and Reports on Form 8-K] All rights to the excluded territory were acquired by the Company on July 29, 1997, as a result of the acquisition of IBNY by the Company in 1997 and an amendment to exclusive license area agreement executed on August 31, 1998, between the Company and IBUSA.

The August 31, 1996 contract was amended on August 31, 1998. The amendment extended the Company's license to cover the entire U.S. The amendment also granted certain rights to trademarks. These trademark rights were identified and listed as: (1) "Ice Ban(R)", (2) "Ice Ban MAGIC" and (3) the Ice Ban logo. These trademarks are "for anti-icing and de-icing composition for use on exterior surfaces."



Government Approval of Principal Products or Services

Sales of Ice Ban(R) products have, to date, been slow in part due to the numerous testing requirements by municipalities and departments of transportation. The Company expects the testing to continue; however, many of the departments of transportation and environmental agencies throughout the Snow Belt have already approved the use of Ice Ban(R) products.



Governmental Regulations

The Company is subject to various laws and governmental regulations applicable to businesses generally. The Company's products are also subject to certain standards, laws, and regulations. Presently, a number of states west of the Mississippi river have developed environmental standards, which are generally referred to as the Pacific Northwest States ("PNS") standards. Also, the American Association of State and Highway Transportation Officials ("AASHTO") have developed a similar set of standards. These standards have been implemented in many states across the United States. In addition, certain jurisdictions have implemented environmental standards, which modify the PNS and AASHTO requirements. In response to these issues, during fiscal year 2001, the Company refined certain of its products to meet these standards. Accordingly, the Company believes it is currently in compliance with such laws and that such laws do not have a material impact on its operations. However, future changes in these standards or the development of other standards could have a material impact on its operations.



Research and Development Activities

The Company has spent a majority of its time involved in developing its marketing and distribution structure. The Company has engaged certain testing facilities and organizations, described elsewhere herein, to conduct product
performance  and  environmental   impact  tests.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


The Company's research and development costs are not borne directly by its customers. Mr. Janke performed ongoing research and development for the Company. In addition, the Company maintains practice of continuous product development and innovation in response to customer needs. The Company does not plan any substantial product research and development ("R&D") through fiscal year ended 2002. However, joint venture agreements with certain outside entities are being considered for conducting such R&D. The Company spent $59,751 and $34,959 on outside laboratory work in fiscal years 2001 and 2000, respectively. If deemed in the best interests of the Company then it may in the future cause such further R&D to occur. The Company has employed a product engineer, who performs certain research and development for the Company.



Environmental Laws

The Company's products are based upon natural ingredients from agricultural processing. The Company's strategic focus has always been to promote environmentally friendly products. The Company believes that its Ice Ban(R) products are safe for the environment. However, a number of states west of the Mississippi river have developed environmental standards, which are generally referred to as the Pacific Northwest States ("PNS") standards. Also, the American Association of State and Highway Transportation Officials ("AASHTO") have developed a similar set of standards. These standards have been implemented in many states. In addition, certain jurisdictions have implemented environmental standards, which modify the PNS and AASHTO requirements. In response to these issues, during fiscal year 2001, the Company refined certain of its products to meet these standards. Accordingly, the Company believes it is currently in compliance with such laws. However, future changes in these standards or the development of other standards could have a material impact on its operations. The Company also believes that the costs and effects of any environmental laws would actually harm it's competition to a larger extent than it would harm the Company.

The Company is subject to environmental laws concerning safe water, air, and other more stringent environmental protection laws on the federal, state, and local level. In fiscal year 2001, the Company refined certain of its products to meet these standards. The Company does not foresee any problems, nor has it measured any material cost or effect, in managing compliance with such to date.



Employees

As of July 31, 2001, the Company employed ten (10) employees, three (3) of which are salespersons. The full time employees receive annual salaries. The salespersons are compensated by a base salary and commission. None of the employees is covered by a collective bargaining agreement. The Company has not had a labor disturbance involving any of the Company's employees and the Company believes that its relations with its employees is good.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


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

The Company previously leased 2,043 of office space at its former headquarters at 1201 US Highway 1, suite 205, North Palm Beach, Florida 33408 at a monthly rent, including common area maintenance of $2,950. This lease originally was due to expire on March 31, 2002. A replacement tenant was located and the Company was released from this lease in September 2000.



Item 3.  Legal Proceedings.

1. Natural Solutions Corporation et al. vs. Sears Oil, et al., Case No. 99-3344, in the Circuit Court in and for Palm Beach County. This is a lawsuit filed on April 6, 1999, by the Company and IBUSA for breach of contract and for a declaratory judgement against the named Hungarian inventors of the so-called "Vinasz" patent, and tortious interference with the Company's rights to the so-called Vinasz patent acquired by Mr. Janke from the Hungarian inventors. This action also claims breach of fiduciary duty, and breach of a confidentiality agreement by Howard Sears. Service has been obtained on most of the Defendants, and motions to dismiss, motions for lack of personal jurisdiction, and motions to transfer to New York are scheduled. Some limited discovery on jurisdiction has been undertaken in this case.

2. Sears Oil Company ("SEACO") vs. Natural Solutions Corporation, et al., Case No. 99-CV-704-DNH. This is an action filed on January 25, 1999, in New York State Court, but removed to the United States District Court for the Northern District of New York. This action alleges fraudulent misrepresentations based upon the ownership of the Vinasz patent and fraudulent inducement with respect to a certain contract for the distribution of product in New England, based upon misrepresentations regarding ownership of the Vinasz patent. The Plaintiff amended its Complaint to allege patent infringement of the Vinasz patent. In October 1999 Sears Oil and Sears Petroleum sought a temporary restraining order that SEACO was the exclusive distributor for Ice Ban(R) products in the New England States. The Judge denied the Plaintiff's request for a temporary restraining order and Sears withdrew its claim for injunctive relief. The Company has answered the complaint and filed a counterclaim similar to the claims brought in item 1. above. The case is not set for trial, which will not occur until July 2002 at the earliest.

3. Natural Solutions Corporation v. Terrabind International, Inc., Richard Jurgenson, Joseph Kroll, Richard Weinert. This case was filed by the Company on May 15, 2000 in the Circuit Court of Palm Beach County, Florida, seeking damages and injunctive relief against three former corporate officers or executives, who formed Terrabind International, Inc. The lawsuit claims

NATURAL SOLUTIONS CORPORATION                                             10-KSB


that the three officers or executives breached their fiduciary duties to the Company by usurping certain corporate opportunities, both in prospective sales and potential patent applications, in the Company's Roadbind America subsidiary. The action seeks damages and injunctive relief to prevent usurpation of other corporate opportunities and inventions developed by the Company. The defendants filed a counterclaim and third party claim naming the President, Chief Financial Officer, the attorney representing the Company, and the Company itself; and
alleging among other things, defamation, civil theft, and claims for compensation. The defendants dismissed the counterclaims. On July 24, 2001, the Company dismissed all claims against the defendants, without prejudice. The Defendants have filed a motion seeking recovery of their attorneys' fees, which the Company is contesting.

4. Minnesota Corn Processors (MCP) v. Natural Solutions Corporation, Case No. C7-01-541 in the District Court for the Fifth Judicial District of Minnesota. This case was filed by MCP seeking $143,555.43 in damages for product allegedly delivered to the Company. The Company disputes this claim, and has filed a counterclaim, seeking damages for MCP's breach of a Supply Agreement and Sublicense Agreement.



Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Company in the fourth quarter of the fiscal year ending July 31, 2001.



                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         (a)  Market Information.

On November 19, 1999, the Company's stock symbol changed from "ICEB" to "ICEBE" pursuant to RULE 6530 adopted by NASDAQ which requires all companies which trade on the OTCBB to file an SEC disclosure document (Form 10-SB) and become a fully reporting public company in accord with the Securities Exchange Act of 1934. On December 14, 1999, the Company's stock symbol was officially removed from the OTCBB and became listed on the Over-the-Counter Pink Sheets (OTC PS) and is trading under the symbol "ICEB". The SEC informed the Company on October 11, 2000 that the Company's Form 10-SB had been declared effective. On January 16, 2001, the NASD cleared the stock to return to the OTCBB.

As of July 31, 2001, there were 24,734,873 shares issued and outstanding, and 36,952,902 shares on a fully diluted basis. A summary of the historical quotes for the Company's common stock is presented in table form below. Over-the-Counter and Pink Sheet market quotations are provided. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The prices (high/low) are rounded up or down to the nearest one-hundredth. The time periods are the Company's fiscal year which

NATURAL SOLUTIONS CORPORATION                                             10-KSB


begins on August 1 and ends the following July 31; the comparative calendar year time period is displayed in parenthesis under the time period heading for the normal calendar year.

  ---------------------------------------------------------------------------
                               Historical Quotes*
  ---------------------------------------------------------------------------
         Fiscal Year          Calendar Year       High           Low
         -----------         --------------- -    -----    -     ----
      1st Quarter, 2000        (Aug to Oct)      $2.69          $0.44
      2nd Quarter, 2000        (Nov to Jan)      $1.31          $0.63
      3rd Quarter, 2000        (Feb to Apr)      $1.13          $0.45
      4th Quarter, 2000        (May to Jul)      $1.19          $0.25

      1st Quarter, 2001        (Aug to Oct)      $0.55          $0.30
      2nd Quarter, 2001        (Nov to Jan)      $0.48          $0.11
      3rd Quarter, 2001        (Feb to Apr)      $1.28          $0.48
      4th Quarter, 2001        (May to Jul)      $0.70          $0.40
   ---------------------------------------------------------------------------

















*  Data  used  in the  construction  of  this  chart  was  obtained  from  Yahoo
Finance.Com


         (b)  Holders.

As of July 31, 2001, there were approximately 2,400 holders of common stock.



         (c)  Dividends.

To date the Company has not declared any dividends and does not intend to declare any in the foreseeable future. The Company is, however, through its Directors, authorized by "ARTICLE VI. DIVIDENDS" of its by-laws to declare dividends from time to time.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


         (d)  Recent Sales of Unregistered Securities.

On July 25, 2001, M.G. Robertson purchased 5,208,333 shares of Common Stock from the Company for $500,000 in a private transaction. The Company relied upon the exemption from registration provided by ss.4(2) of the Securities Act of 1933.

On September 12, 2001, the Company agreed to the sale of 2,000,000 shares of common stock to an accredited investor for $500,000. On October 5, 2001, the Company received $300,000 of the $500,000 in accordance with the investment agreement. The Company relied upon the exemption from registration provided by ss.4(2) of the Securities Act of 1933.







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

Until July 17, 2001, the Company also marketed a product under the trade name RB ULTRA(TM) in the U.S. RB ULTRA(TM) is a biodegradable, environmentally friendly, non-toxic, non-corrosive dust control and road stabilization product for use in the maintenance of unpaved roads. Both products are principally comprised of lignosulphonates, or tree glue, a co-product of the papermaking process.

Since its inception, the Company has an accumulated deficit of $16.9 million. In consideration of the ongoing losses, the Company's independent accountants have expressed an opinion indicating there is substantial doubt about the Company's ability to continue as a going concern. While there can be no assurances that its plans will be successful, the Company's management has developed plans, and is continuing to develop plans, to overcome these financial difficulties. The elements of those plans include, but are not limited to the following:

       a) The Company believes it has secured sufficient capital to maintain its current operations through the sale of $500,000 of common stock on July 25, 2001 and $500,000 of common stock on September 12, 2001. To date, $800,000 of this new capital

NATURAL SOLUTIONS CORPORATION                                             10-KSB


              has been received by the Company. The remaining $200,000 is expected to be received by January 10, 2002.

       b)     The  Company's   Board  of  Directors  has  made  changes  to  its
              management team by replacing is President and Director of Sales and Marketing.

       c) The Company has developed a series of upgraded Ice Ban products, which better meet the performance and environmental standards, which have developed in the industry. As a result, the Company has added several significant new customers, which are anticipated to increase sales in the coming winter season.

       d) The Company has refined its strategic plan addressing marketing, sales, product quality, and operational issues and is in the process of implementing each of the elements of that plan.

       e)     The  Company  is  also   continuing  to  streamline   its  central
              organization and eliminating unnecessary overhead costs.

       f) The Company has discontinued its Roadbind(TM)operations reducing the funding requirements for that start-up operation.

Plan of Operation

The Company's mission is to distribute its environmentally friendly, anti-corrosive products for anti-icing, and de-icing, which replace or improve current technologies that are environmentally damaging and corrosive to the infrastructure of elevated highways and bridges. The Company seeks to continue its research, testing and development programs to identify new and unique products and technologies for the commercialization of environmentally friendly products, produced from renewable, recyclable, low cost materials.

The Company has developed a strategic plan to leverage its position in the snow and ice control business. The plan calls for the Company to seek out and join forces with entrepreneurial businesses and others that provide products and services beneficial to the Company's existing customer base. Management expects that these new products will provide off-season sales and cash flow, making the Company less susceptible to seasonal sales fluctuations.

In Management's Discussion and Analysis, we analyze and explain the annual changes in the specific line items in the Consolidated Statements of Operations. This analysis may be important to an investor making decisions about the Company.



Sales and Marketing Plan

The Company's plan of operations for the next twelve months is to further strengthen and develop its sales and marketing efforts with its expanded deicing product portfolio. The Company has added to its existing distributor network during the fiscal year ended July 31, 2001. The Company is evaluating marketing and logistical structure with the intention of marketing through distribution centers dedicated to smaller sales territories. There can be no assurance that

NATURAL SOLUTIONS CORPORATION                                             10-KSB


the planned increase in direct sales force or distributors can be achieved or that such increases will result in sales growth.

In fiscal year 2002, the Company will begin efforts to locate businesses with products for sale and distribution through the Company's network of customers and distributors. The Company will actively seek out, research, and consider acquisition of such companies and products that complement the existing products and customer needs. There can be no assurance that the Company will locate or successfully negotiate terms with any such businesses or that such new products will result in significant increases in sales.

The Company plans to continue its emphasis on expanding sales and marketing activities, executing sales through its distribution structure to increase revenues and cash flow. While expanding sales activities, it continues to pursue tighter control over product costs and increased product quality and consistency. The Company believes that the major elements are in place for significant sales growth. However, there can be no assurance that the Company's efforts will be successful. The Company plans to market its products nationally through trade publications, trade shows, direct mail, the Internet, and news media outlets.



Ice Ban(R) Opportunities for Growth

The Company has been engaged in unique market opportunities and is currently focused on new products and applications technologies. It has expanded its Ice Ban(R) product offerings from a few fixed blends of Ice Ban(R) and magnesium chloride to a wide variety of product offerings including inhibited calcium chloride, sodium brine, treated salt. In addition, the Company now offers Ice Ban(R) concentrate to inhibit products sold by established suppliers of snow and ice control products throughout its territories.

The Company has entered into a distribution agreement with an organization, which has established a market for Ice Ban(R) sold under private labels to consumers.

The Company is negotiating an agreement with IB USA to expand its licensed territory to include a non-exclusive right to market its products in Canada as well as its current exclusive license for the United States. However, a final agreement has not been reached. There can be no assurance that an agreement will be reached or that such an agreement will result in sales growth.

The Company is seeking to develop agreements in Asia and European countries for testing and product sales for Ice Ban(R) products. If it is to be able to enter into such agreements, the Company must acquire international license rights from Dr. Robertson and the estate of Mr. Janke.



RESULTS OF OPERATIONS

Fiscal 2001 Compared to Fiscal 2000

NATURAL SOLUTIONS CORPORATION                                             10-KSB


Net Sales from continuing operations is made up of Ice Ban(R) product and equipment sales. For the fiscal year ended July 31, 2001, net sales from continuing operations were $1,896,236 compared to $1,322,199 for fiscal year 2000; an increase of 43%. The Company believes that the increase in sales is largely due to increased snowfall, improved marketing strategy and effective execution of operating plans. Current management believes that continued implementation of the sales and marketing plans outlined above and the introduction of enhanced Ice Ban products will result in higher net sales in fiscal years 2002 and beyond. The Company experienced a 66% increase in the sales to customers and distributors in the states west of the Mississippi River. Sales gains east of the Mississippi were limited to 5%. The differentiation in sales growth is a reflection of the increased snowfall in the west, less price competition, and wider acceptance of liquid deicers in that region. Although the eastern states also had increased snowfall, the Company experienced greater price competition throughout the region as well as certain environmental resistance to organic deicers, which had a negative impact on sales. The Company responded to the price competition and resistance to organic deicers by developing further refinements of its Ice Ban(R) product line, adding several new customers and distributors to its sales and distribution network.

Cost of Products Sold. The Company's cost of product sold from continuing operations in fiscal year ended July 31, 2001 was $1,587,541 (84% of net sales), while the cost of product sold for 2000 was $1,102,097 (83% of net sales). Although the cost of products sold remained relatively unchanged as a percentage of net sales from continuing operations, the Company experienced an increase in the gross margin on sales to customers and distributors in the states west of the Mississippi River. These margin gains were partially offset by narrower margins east of the Mississippi. The shift in profitability is a reflection of the increased snowfall in the west where there is less price competition and wider acceptance of liquid deicers. Although the eastern states also had increased snowfall, the Company experienced greater price competition throughout the region as well as certain environmental resistance to organic deicers.

Selling and Administrative Expenses. Selling and administrative expenses for the fiscal year 2001 were $1,875,689, which is 99% of net sales from continuing operations. Selling and administrative expenses for 2000 were $1,925,112, or 146 % of net sales from continuing operations. The reduction in selling and administrative expenses is largely due to $130,000 in bad debt recoveries resulting from the settlement of a legal dispute and a reduction of legal fees of $224,955 resulting from the settlement of several other legal disputes. These savings were partially offset by increases in payroll of $158,460. As the Company continues to expand is marketing, sales, and distribution efforts, advertising, payroll, and travel expenses are expected to increase. Although, management continues its efforts to resolve all legal disputes, it is expected that legal fees will remain higher than normal, until these disputes are resolved. [See Part 1, Item 3]

Other Expense, net totaled $55,824 in fiscal year 2001 compared to $443,140 in 2000. This decrease is the result of several offsetting charges and credits in each fiscal year as follows;

       a) In fiscal year 2001, the Company incurred interest expense on long-term debt totaling $222,625 compared to $105,822 in the previous year. The increase is primarily due

NATURAL SOLUTIONS CORPORATION                                             10-KSB


              to convertible debentures issued during the most recent fiscal year. For reporting purposes, $61,217 and $36,482 of interest expense was allocated to loss from operations of discontinued product line in fiscal years 2001 and 2000, respectively.

       b) In fiscal year 2001, the company recorded one-time non-cash interest charges of $183,125 compared to $256,250 in fiscal year 2000. These charges are associated with the exercise prices of convertible debentures issued in August 2000 ($435,000) and November 2000 ($100,000) in fiscal year 2001 and August 1999 ($750,000), June 2000 ($250,000), and July 2000 ($350,000) in
              fiscal year 2000.

       c) The Company also amortizes non-cash interest charges associated with warrants issued in connection with the convertible debenture issued August 1999. The non-cash charges totaled $63,198 and $10,533 in fiscal years 2001 and 2000, respectively.

       d) In February 2001, the Company reached settlement agreements resolving four longstanding lawsuits having a net result of a one-time, positive (non-cash) earning impact of $333,935. [See
              Part II, Item 7, Financial Statements, Note 10, Related Party Transactions.]

       e) In fiscal year 2000, the Company recognized the write-off of investments in certain affiliated entities totaling $115,000.

       f) Interest income and other items resulted in credits of $17,972 and $7,983 in fiscal years 2001 and 2000, respectively.

There was no income tax expense or benefit recorded in fiscal year 2001 or 2000.

The loss from continuing operations totaled $1,622,818 and $2,148,150 in fiscal years ended July 31, 2001 and 2000, respectively. These totals reflect an improvement of $525,332 or 24% over the prior year.

Discontinued operations. In fiscal 2001, RB Ultra(TM) sales were $303,669 compared to $290,877 in the prior year. The lack of growth in Roadbind(TM) sales resulted from a complete turnover of the Roadbind(TM) sales management; aggressive price competition from a new company formed by former executives of the Company, and increased price competition from other dust suppression products. In July 2001, the Company discontinued its efforts to market Roadbind dust control and soil stabilization products. During the previous two years, the Company incurred losses from Roadbind operations of $552,704 and $325,638 in fiscal years ended July 31, 2001 and 2000, respectively. In addition, the Company recorded loss on discontinuance of the product line totaling $227,815 in fiscal year 2001. This loss reflects management's estimates of the net realizable value of inventory and other Roadbind assets including a provision for operating losses during the phase-out period.

Net Loss. The Company had a net loss of $2,403,337 for fiscal year 2001 compared to a net loss of $2,473,788 for fiscal year 2000.



Fiscal 2000 Compared to Fiscal 1999

NATURAL SOLUTIONS CORPORATION                                             10-KSB


Net Sales from both Ice Ban(R) and Roadbind(TM) products for the fiscal year ended July 31, 2000 were $1,613,076 compared to $2,100,199 for fiscal year 1999; a reduction of 23%. The Company believes that the decline in sales was largely due to the lack of marketing strategy and effective execution of operating plans by previous management.

ICE BAN(R) sales in the fiscal year 2000, totaled $1,322,199 compared to $1,439,192 in fiscal 1999. In fiscal 2000, RB ULTRA(TM) sales were $290,877 compared to $661,007 in the prior year. The decline in ICE BAN(R) sales in fiscal year 2000, was due to numerous factors which include, among others, below average snowfall, changes in personnel, turnover of distributors, and distractions from litigation, all of which resulted in delayed market penetration and increased competition. The decline of Roadbind(TM) sales resulted from a lack of promotional and sales effort and the eventual turnover in the entire Roadbind(TM) sales management. Certain prior year balances have been reclassified to conform with the current year presentation.

Cost of Products Sold. The Company's cost of product sold in fiscal year 2000 was $1,496,430 (93% of net sales), while the cost of product sold for 1999 was $1,601,552 (76% of net sales). The increase in the cost of products sold relative to net sales is attributed to a 23% reduction in sales volume while fixed costs increased for storage agreements in Jacksonville, Florida and Wayland, New York. Also, the Company sold numerous low margin Roadbind(TM) projects in an effort to establish new sales territories and train its expanding sales force.

Although Jacksonville storage costs increased further in fiscal year 2001, the Company believed that profitable sales growth in existing and new territories would result in increased fixed cost coverage. In addition, the Company was negotiating with certain existing and alternative suppliers of raw materials, in an effort to reduce the direct cost of products sold.

Selling and Administrative Expenses. Selling and administrative expenses for the fiscal year 2000 were $2,110,812 (131 % of net sales), while selling and administrative expenses for 1999 were $2,455,157 (116 % of net sales). The reduction in selling and administrative expenses was primarily due to a $370,468 decline in bad debt expense from 1999. The Company also experienced a reduction of advertising expenses of $55,805. These savings were offset, in part, by increases in payroll, rent, and travel expenses.

Other Expense, net increased to $443,140 in fiscal year 2000 compared to $46,369 in 1999. This increase was largely due to $256,250 of one-time non-cash charges associated with the exercise prices of convertible debentures issued in August 1999 ($750,000), June 2000 ($250,000), and July 2000 ($350,000). In addition, interest expense of $77,323 was incurred on these debentures. Finally, $115,000 of expenses were recorded to recognize the write-off of investments in certain affiliated entities.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


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



Liquidity and Capital Resources:

In the year ended July 31, 2001, operating activities consumed $1,448,220 in cash as compared to $2,113,891 of cash consumed in the comparable period in 2000, a decrease of $665,671. This decrease in cash consumed is largely due to an increase in accounts payable and accrued expenses of $603,673 compared to a decrease of $286,888 in 2000. In addition, inventories were decreased by $270,906 in 2001 compared to a decrease of $116,182 in the previous year.

Non-cash charges for one-time charges associated with convertible debentures issued during the year totaled $183,126 and $256,250 in 2001 and 2000, respectively. In 2000, the Company also incurred non-cash charges of $115,000 to write-off investments in affiliated investments.

During fiscal year 2001, the Company reached settlements of several legal disputes, which resulted in a non-cash positive earnings impact of $333,935. This partially offset the reduction of cash consumed by operating activities.
[See  Part  II,  Item  7.,   Financial   Statements,   Note  10,  Related  Party
Transactions.]

The Company recorded an infusion of $1,785,000 from financing activities during the fiscal year 2001. The infusion of funds took place as follows.

       a) On August 31, 2000, Dr. Robertson invested an additional $435,000 in the form of a convertible debenture bearing interest at 10%, maturing on September 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment.

       b) On November 10, 2000, Dr. Robertson invested an additional $100,000 in the form of a convertible debenture bearing interest at 10%, maturing on November 11, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment.

       c) Between November 15, 2000 and March 22, 2001, the Company raised $750,000 through an exempt offering of 7,000 shares of 8% cumulative convertible preferred stock. The preferred stock is convertible into common stock of the Company at a rate of 200 common shares to one share of preferred stock.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


       d) On July 25, 2001, Dr. Robertson invested $500,000 through the sale of 5,208,333 shares of common stock to Dr. Robertson.

On September 12, 2001, the Company raised an additional $500,000 through the sale of 2,000,000 shares of common stock to an accredited investor. The subscription agreement calls for payments of $300,000 on or before October 10, 2001 and $200,000 on or before January 10, 2002. On October 5, 2001, the Company received the $300,000 as required by the agreement.

The Company believes that it is necessary to raise additional debt or equity capital in order to meet its short-term liquidity and solvency needs over the next twelve months while maintaining operations and supporting the continued expansion of the marketing, sales, and distribution efforts throughout the United States. Currently, sales volumes do not produce sufficient profits to support the expansion planned for the remainder of the current fiscal year. The Company continues to seek an additional $1,250,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. The Company is seeking other qualified investors to fund this amount.

The Company believes that these funds will be sufficient to achieve operating profits and fuel its growth for the foreseeable future. There can be no assurance, however, that the Company will secure such additional financing. There also can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If issuing equity securities raises additional funds, such securities may contain restrictive covenants and result in further dilution to the existing stockholders.

The Company also believes that increased sales are necessary in order to achieve adequate short-term and long-term liquidity and solvency. The plan of operations for the next twelve months anticipates that Ice Ban(R) will provide the dominant share of revenue. However, approximately $200,000 of current cost of product sold is from fixed charges. As a result, increased sales volumes are expected to result in a decline in the cost of product sold as a percent of net sales.

Stockholders' Equity consisted of 20,000,000 shares of preferred stock authorized, 7,500 issued and outstanding at July 31, 2001, and 55,000,000 shares of common stock authorized and 24,734,873 issued and outstanding on July 31, 2001. The common stock account was $25,255 and $20,027, on July 31, 2001 and 2000, respectively. Additional paid in capital was $14,270,874 and $13,415,674, on July 31, 2001 and 2000, respectively. Total stockholders' deficit was $2,579,787and $1,031,348, on July 31, 2001 and 2000, respectively.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


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



Impact of Inflation

The impact of inflation on the product costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. Historically, there has been little inflationary impact on raw material prices for the company. This is due to by-product nature and abundant supply of raw materials. In addition a significant portion of the raw materials used by the Company is also used by its competitors, which would result in upward pressure on prices for everyone in the market place. These factors work to reduce the impact of inflation on profit margins.



Seasonality

Due to the seasonal nature of the Company's snow and ice control products, which depend upon snow and ice, and in which demand is stronger during the winter months, the Company's shipment volume is typically higher in the second and third fiscal quarters. However, periods of no ice and snow affect profitability, especially during the first and fourth calendar quarters. Management is evaluating the relative emphasis on its principal product with the goal of finding products, which serve its customer base in non-winter months.

Product Research and Development

Prior to his death, Mr. Janke performed ongoing Research and Development for the Company. This function has been replaced by the hire of a product engineer who manages product quality, evaluate and develop product innovations, and respond to customers with special application concerns. In addition, the Company maintains relationships with numerous independent laboratories that assist in product research and management. The Company also has a long-standing practice of continuous product development and innovation in response to customer needs. Company management does not plan substantial product research and development through fiscal year ended 2002. However, the Company stays abreast of ongoing industry research in an effort to respond to customer needs, environmental considerations, and industry trends, as they occur. It is expected that in the spring of 2002, the Company will begin accelerating its research and development activities to further refine and expand its product offerings.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


Plant and Equipment

The Company foresees limited purchase or sale of plant and equipment or through fiscal year ended 2002.



Internal Employment Level

The  Company  does  not  expect  any  significant   changes  in  the  number  or
compensation of its employees.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


Item 7.  Financial Statements.



Financial Statements for the Fiscal Years 2001 and 2000

The  Financial  Statements  of  Natural  Solutions  Corporation,  and  Notes  to
Financial Statements together with the Report of Independent Accountants of Goodman & Company, LLP, required by this Item 7 commence on page 34 hereof.





                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants.............................................33

Consolidated Balance Sheets...................................................34

Consolidated Statements of Operations and Comprehensive Loss..................35

Consolidated Statements of Cash Flows.........................................36

Consolidated Statements of Changes in Stockholders' Deficit...................37

Notes to Consolidated Financial Statements.........................From 38 to 48

Report of Independent Accountants.............................................49

NATURAL SOLUTIONS CORPORATION                                             10-KSB


                        Report of Independent Accountants


The Board of Directors and Stockholders
Natural Solutions Corporation


         We have audited the accompanying consolidated balance sheet of Natural Solutions Corporation as of July 31, 2001, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' deficit for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of July 31, 2000, and for the year then ended, were audited by other independent accountants whose report, dated October 6, 2000, expressed an unqualified opinion on those statements. The other independent accountants expressed substantial doubt about the Company's ability to continue as a going concern.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Solutions Corporation as of July 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying 2001 financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations, a net capital deficiency, and uncertainties associated with unresolved legal matters that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goodman & Company, LLP

Norfolk, Virginia
October 2, 2001

NATURAL SOLUTIONS CORPORATION                                             10-KSB


                          NATURAL SOLUTIONS CORPORATION
                           Consolidated Balance Sheets
                             July 31, 2001 and 2000

                ASSETS                                        2001              2000
-----------------------------------------------------------------------------------------
Current Assets:
   Cash and Cash Equivalents                             $        6,161    $      195,500
   Trade Accounts Receivable, net                                72,688            87,554
   Stock Subscription Receivable                                490,000                 -
   Other Receivables, net                                        36,479            44,138
   Inventories                                                  239,784           510,690
   Prepaid Expenses                                              34,692            25,306
                                                         --------------    --------------

      Total Current Assets                                      879,804           863,188


Property and Equipment, at cost                                 233,673           153,117
   Less Accumulated Depreciation                               (110,916)          (73,055)
                                                         --------------    --------------

                                                                122,757            80,062

Licensing Agreement, net                                        221,771           324,675
                                                         --------------    --------------
                                                         $    1,224,332    $    1,267,925
                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Trade Accounts Payable                                $    1,165,436    $      802,120
   Accrued Expenses                                             387,958           147,600
   Notes Payable                                                 70,365           102,000
   Other Liabilities                                            150,000                 -
                                                         --------------    --------------

      Total Current Liabilities                               1,773,759         1,051,720


Convertible Debentures to Related Party                       1,588,751           990,553
Other Long Term Debt and Liabilities                            184,609                 -
Long Term Debt to Related Party                                 257,000           257,000
                                                         --------------    --------------
      Total Liabilities
                                                              3,804,119         2,299,273
                                                         --------------    --------------

Commitments and Contingent Liabilities

Stockholders' Equity (Deficit):
   8% Convertible Preferred Stock, $0.001 par value,
     20,000,000 shares authorized, 7,500 issued and
     outstanding in 2001 and none in 2000                             8                 -
   Common Stock, $0.001 par value, 55,000,000 shares
     authorized, 24,743,873 issued and outstanding
     in 2001 and 20,026,540 in 2000                              25,255            20,027
   Additional Paid-in Capital                                14,270,874        13,415,674
   Accumulated Deficit                                      (16,875,924)      (14,467,049)
                                                         --------------    --------------

      Total Stockholders' Equity (Deficit)                   (2,579,787)       (1,031,348)
                                                         --------------    --------------
                                                         $    1,224,332    $    1,267,925
                                                         ==============    ==============

                 See Notes to Consolidated Financial Statements.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


                          NATURAL SOLUTIONS CORPORATION
          Consolidated Statements of Operations and Comprehensive Loss
                    Fiscal Years Ended July 31, 2001 and 2000

                                                              2001              2000
                                                         --------------------------------
Net Sales                                                $    1,896,236    $    1,322,199
Costs Applicable to Sales                                     1,587,541         1,102,097
                                                         --------------    --------------
      Gross Profit                                              308,695           220,102

Operating Costs and Expenses:
   Selling and Administrative Expenses                        1,875,689         1,925,112
                                                         --------------    --------------
      Losses from Operations                                 (1,566,994)       (1,705,010)

Other Income (Expense), net                                     (55,824)         (443,140)
                                                         --------------    --------------
   Loss from Continuing Operations Before Taxes              (1,622,818)       (2,148,150)

Income Tax Expense                                                    -                 -
                                                         --------------    --------------
   Loss from Continuing Operations                       $   (1,622,818)   $   (2,148,150)

Discontinued Operations:
  Loss from operations of discontinued product
     line, net of taxes                                        (552,704)         (325,638)
   Loss on discontinuance of product line, including
     provision of $48,886 for operating losses
     during phase-out period, net of taxes                     (227,815)                -
                                                         --------------    --------------
   Net Loss                                              $   (2,403,337)   $   (2,473,788)
                                                         ==============    ==============

Other Comprehensive Loss, net of tax:
  Unrealized holding gain (loss)                                      -           (18,750)
  Reclassification Adjustment for Losses
    included in Net Loss                                              -           115,000
                                                         --------------    --------------
   Comprehensive Loss                                    $   (2,403,337)   $   (2,377,538)
                                                         ==============    ==============

Loss per Share, Basic and Diluted from
   Continuing Operations                                         ($0.08)           ($0.11)
                                                         ==============    ==============
Loss per Share, Basic and Diluted, from Operations of
   Discontinued Product Line, net of taxes                       ($0.03)           ($0.02)
                                                         ==============    ==============
Loss per Share, Basic and Diluted, on
   Discontinuance of Product Line                                ($0.01)                -
                                                         ==============    ==============
Loss per Share, Basic and Diluted                                ($0.12)           ($0.13)
                                                         ==============    ==============
Weighted Average Common
   Shares Outstanding                                        20,046,540        19,014,040
                                                         ==============    ==============

                 See Notes to Consolidated Financial Statements.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


                          NATURAL SOLUTIONS CORPORATION
                      Consolidated Statements of Cash Flows
                    Fiscal Years Ended July 31, 2001 and 2000

                                                                        2001              2000
                                                                  ---------------------------------
Operating Activities:
Net Loss                                                          $   (2,403,337)    $   (2,473,788)
Adjustments to Reconcile Net Loss to Cash
  Used in Operating Activities:
   Depreciation and Amortization                                         140,765            138,497
   Non-Cash Interest Charges                                             246,324            266,783
   Reclassification of Losses Included in Net Loss                             -            115,000
   Preferred Stock to be Issued                                           70,310                  -
   Forfeiture of Stock Rights                                           (650,000)                 -
   Product and Services Purchased for Stock and Options                    7,000             22,500
   (Increase) Decrease in Accounts and Other Receivables                  22,525            (39,978)
   Decrease in Inventories                                               270,906            116,182
   (Increase) Decrease in Prepaid Expenses                                (9,386)            38,334
   Increase (Decrease) in Accounts Payable and
      Accrued Expenses                                                   603,673           (297,421)
   Increase in Other Liabilities                                         300,000                  -
   Gain on Settlement of Notes Payable                                   (47,000)                 -
                                                                  --------------     --------------
Cash Used in Operating Activities                                     (1,448,220)        (2,113,891)
                                                                  --------------     --------------

Investing Activities:
   Acquisition of Equipment                                              (80,556)              (609)
                                                                  --------------     --------------
Cash Used in Investing Activities                                        (80,556)              (609)
                                                                  --------------     --------------

Financing Activities:
   Proceeds from Issuance of Note Payable                                 54,810                  -
   Payment of Notes Payable                                               (4,836)           (40,000)
   Proceeds from Issuance of Convertible Debentures                      535,000          1,350,000
   Proceeds from Issuance of Common Stock                                 10,000          1,000,000
   Proceeds from Issuance of Preferred Stock                             750,000                  -
   Preferred Stock Dividends Paid                                         (5,537)                 -
                                                                  --------------     --------------
Cash Provided by Financing Activities                                  1,339,437          2,310,000
                                                                  --------------     --------------

Net Increase (Decrease) in Cash                                         (189,339)           195,500
Cash and Cash Equivalents - Beginning of Year                            195,500                  -
                                                                  --------------     --------------
Cash and Cash Equivalents - End of Year                           $        6,161     $      195,500
                                                                  ==============     ==============

Supplemental  disclosures of cash flow  information:
   Non-cash charges against income:
      Amortization of charges to stock warrants                   $       63,198     $       10,533
      One-time charge from issuance of convertible debentures     $      183,126     $      256,250

                 See Notes to Consolidated Financial Statements.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


                          NATURAL SOLUTIONS CORPORATION
           Consolidated Statement of Changes in Stockholders' Deficit
                    Fiscal Years Ended July 31, 2001 and 2000

                                                                                            Accumulated
                                                  Par                   Par     Additional     Other
                                     Preferred   Value       Common    Value     Paid-in    Comprehensive  Accumulated
                                      Shares   Preferred     Shares    Common    Capital    Income (Loss)    Deficit        Totals
                                     --------- --------- ----------- -------- ------------ -------------  ------------  -----------
Balance July 31, 1999                        - $       -  15,996,540 $ 15,997 $ 11,770,954 $     (96,250) $(11,993,261) $  (302,560)
                                     ========= ========= =========== ======== ============ =============  ============  ===========
Stock Issued for Cash
                                             -         -   4,000,000    4,000      996,000             -             -    1,000,000
Stock Issued for Services                    -         -      30,000       30       22,470             -             -       22,500
Issuance of Warrants                         -         -           -        -      370,000             -             -      370,000
Other Comprehensive Loss, net of tax         -         -           -        -            -             -             -            -
Reclassification Adjustment
  for Losses Included in Net Loss            -         -           -        -            -       (18,750)            -      (18,750)
Discount on Convertible Debentures           -         -           -        -      256,250       115,000             -      371,250
Net Loss                                     -         -           -        -            -             -    (2,473,788)  (2,473,788)
                                     --------- --------- ----------- -------- ------------ -------------  ------------  -----------
Balance, July 31, 2000                       - $       -  20,026,540 $ 20,027 $ 13,415,674 $           -  $(14,467,049) $(1,031,348)
                                     ========= ========= =========== ======== ============ =============  ============  ===========

Stock Issued for Services                    -         -      20,000       20        6,980             -             -        7,000
Stock Issued as Correction                   -         -       9,000        -            -             -             -            -
Stock Issued for Cash                        -         -   5,208,333    5,208      494,792             -             -      500,000
Stock Cancelled                              -         -    (520,000)       -            -             -             -            -
Discount on Convertible Debentures           -         -           -        -      183,126             -             -      183,126
Preferred Stock Issued                   7,000         7           -        -      749,993             -             -      750,000
Forfeiture of Stock Rights                   -         -           -        -     (650,000)            -             -     (650,000)
Preferred Stock to be Issued               500         1           -        -       70,310             -             -       70,310
Preferred Stock Dividends Paid               -         -           -        -            -             -        (5,538)      (5,538)
Net and Comprehensive Loss                   -         -           -        -            -             -    (2,403,337)  (2,403,337)
                                     --------- --------- ----------- -------- ------------ -------------  ------------  -----------
Balance, July 31, 2001                   7,500 $       8  24,743,873 $ 25,255 $ 14,270,874 $           -  $(16,875,924) $(2,579,787)
                                     ========= ========= =========== ======== ============ =============  ============  ===========

                 See Notes to Consolidated Financial Statements.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


                          NATURAL SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Year Ended July 31, 2001



1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ice Ban America, Inc., a Nevada corporation, Ice Ban, Inc., a New York corporation, Roadbind America, Inc., a Nevada corporation and Ice Ban Holdings, Inc., a Florida corporation. The Ice Ban, Inc. combination was accounted for under purchase accounting. The Company formed Roadbind America, Inc., Ice Ban America, Inc. and Ice Ban Holdings, Inc. as wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Advertising Costs

Advertising costs are expensed as they are incurred. The Company incurred $79,531 and $98,147 in fiscal years 2001 and 2000, respectively.

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

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(Notes to Consolidated Financial Statements Cont'd)

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2001. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, marketable securities, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

Earnings Per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same as the impact of potential common shares is antidilutive. Potential common shares include 870,000 options, 3,000,000 warrants, and debt convertible into 8,643,029 common shares.

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

Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Including Stock Compensation - an Interpretation of APB No. 25" was issued in March 2000. The Company's consolidated financial statements were not materially effected by the application of FIN 44.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(Notes to Consolidated Financial Statements Cont'd)

2. Description of the Company: Natural Solutions Corporation (a Nevada corporation) was formed August 14, 1996 to exploit certain patents and rights to patents covered under a licensing agreement, which will enable Ice Ban America, Inc. to market an agricultural co-product as a road de-icing and anti-icing product. The product is marketed under the copyright protected trade name of Ice Ban (R). The licensing agreement covers all of the United States.

3.  Licensing Agreement & Note Payable:

Ice Ban USA, Inc., is a Florida corporation controlled by two major investors in the Natural Solutions Corporation. Ice Ban USA acquired the sole rights to the use of certain patent rights relating to roadway de-icing & anti-icing products and their related compositions. Ice Ban USA, Inc. granted the Company the use of those rights in an exclusive license agreement for covering all of the United States. The agreement is for a term of 7 years followed by one-year automatic renewals and is being amortized over the initial minimum term of 7 years. The license agreement also provides additional rights to use certain other patents and secure a geographic marketing exclusivity agreement. The marketing agreement allows the Company to market the RoadbindTM product in the continental United States. Amortization expense for the years ended July 31, 2001 and 2000 was $102,904 and $108,983 respectively. On July 17, 2001, the Company discontinued its efforts to market Roadbind(TM).

The Company is also required to pay Ice Ban USA, Inc. fees (currently accrued at $44,992) based upon the following schedule:

--------------------------------------------------------------------------------
          Period Covered                          Amount Payable Quarterly

   September 1, 1996 - August 31, 1997     No Fee Due
   September 1, 1997 - August 31, 1998     1% of Sales
   September 1, 1998 and Thereafter        2% of Sales but not to exceed $ 3/ton
                                           or be less than $ 2/ton
--------------------------------------------------------------------------------

4.  Income Taxes:

The Company had approximately $9.9 and $7.6 million in cumulative net operating loss carryovers available to reduce future income taxes at July 31, 2001 and 2000, respectively. These carryovers may be utilized through the year 2021. The Company has adopted SFAS 109, which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes, and management's estimate of the probability of the realization of these tax benefits. Due to the accumulated net operating losses and questions about the Company's ability to continue as a going concern, no deferred tax assts are presented at July 31, 2001 and 2000.


5.  Major Customers/Suppliers:

At July 31, 2001 and 2000 transactions with two or more suppliers and/or customers, in the aggregate, have accounted for 10% or more of purchases of inventory or services and/or sales and also account for 10% or more of the Company's accounts payable and accounts receivable at those dates as follows:

----------------------------------------------------------------------------------------------------------------
                              Amounts Purchased                                Amounts Payable
               -------------------------------------------------------------------------------------------------
                 Supplier A     Supplier B       Supplier C     Supplier A      Supplier B       Supplier C
----------------------------------------------------------------------------------------------------------------
  July 31, 2000    18.60%         13.50%           10.80%          0.00%           0.60%            0.10%
----------------------------------------------------------------------------------------------------------------
           2001    29.00%          5.00%           8.70%          12.20%           0.00%            0.00%
----------------------------------------------------------------------------------------------------------------

                                Amounts Sold                                 Amounts Receivable
               -------------------------------------------------------------------------------------------------
                 Customer A     Customer B       Customer C     Customer A      Customer B       Customer C
----------------------------------------------------------------------------------------------------------------
  July 31, 2000    16.10%         18.10%            n/a            3.40%           0.00%             n/a
----------------------------------------------------------------------------------------------------------------
           2001    15.30%         26.40%            n/a            0.00%           0.60%            0.00%
----------------------------------------------------------------------------------------------------------------

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(Notes to Consolidated Financial Statements Cont'd)

6.  Notes Payable & Long Term Debt:

                                                                                    2001           2002
                                                                                    ----           ----
          Convertible Debenture dated August 11, 1999, bearing interest at
          10% and maturing on August 31, 2003.  See further details below.        $750,000       $750,000

          Convertible Debenture dated June 1, 2000, bearing interest at
          10% and maturing on June 1, 2005.  See further details below.            250,000        250,000

          Convertible Debenture dated July 31, 2000, bearing interest at
          10% and maturing on August 1, 2005.  See further details below.          350,000        350,000

          Convertible Debenture dated August 31, 2000, bearing interest at
          10% and maturing on September 1, 2005.  See further details
          below.                                                                   435,000              -

          Convertible Debenture dated November 10, 2000, bearing interest at 10% and maturing on November 11, 2005.  See further details
          below.                                                                   100,000              -

          Notes Payable to Related Parties consist of two notes payable to
          Ice Ban USA, Inc. bearing interest at 5.8% and 7%. The repayment of these notes is not required until the Company, in its own discretion, determines that the Company has achieved sufficient reliable cash flow to satisfy the notes without jeopardizing the
          Company's ability to fund its budgeted expenditures.                     257,000        257,000

          Unsecured installment note payable, with payments of $5,350 per
          month, bearing interest at 7%.   The entire balance of the note
          due before the end of 2002.                                               55,000         55,000

          Unsecured settlement payments of $150,000, due upon the
          completion of all terms of the settlement agreements and
          eighteen months thereafter, bearing no interest.                         300,000              -

          Unsecured installment note payable, over three years with
          payments of $2,134 per month, bearing interest at 23.5%.
          $15,365 is due in 2002.                                                   49,974              -

          Three short term unsecured notes payable, bearing interest at 6%
          - 10%.  These notes were disputed by the Company and written off
          as a part of a settlement agreement.                                           -         47,000
                                                                           -------------------------------
           Total                                                                 2,546,974      1,709,000

          Less Current Portion                                                     220,365        102,000
          Less Discount on Convertible Debentures                                  296,249        359,447
                                                                           -------------------------------
              Total                                                             $2,030,360     $1,247,553
                                                                           ===============================

The Company issued a convertible debenture to a related party on August 11, 1999 for $750,000 bearing interest at 10% per annum. Initially, the debenture and interest were convertible at a rate of $0.75 per common share. As consideration for a financing commitment made on June 1, 2000, the conversion price was changed to $0.25 per

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(Notes to Consolidated Financial Statements Cont'd)

common share. Interest is payable semiannually and may be paid in cash or, at the election of the Company, in shares of its common stock valued at $ 0.25 per share. The debenture is due and payable on August 31, 2003 and may be converted, at the option of the holder, into common shares of the Company at $ 0.25 per share at any time prior to maturity. The conversion price at the time of the issuance was equal to fair market value on the date of the transaction. Accordingly, no discount provision was recognized on the convertible debenture.

As part of a $1,135,000 financing commitment dated June 1, 2000, the Company issued convertible debentures on June 1, 2000, July 31, 2000, August 31, 2000, and November 10, 2000 to a related party for $250,000, $350,000, $435,000, and
$100,000, respectively. The debentures are due and payable on June 1, 2005, August 1, 2005, September 1, 2005, and November 11, 2005, respectively. They bear interest at 10% per annum, which is payable semiannually and may be paid in cash or, at the election of the Company, in shares of its common stock valued at $ 0.25 per share. The debenture may be converted, at the option of the holder, into common shares of the Company at $ 0.25 per share at any time prior to maturity. The conversion price was below fair market value on the date of the transaction. Accordingly, discount provisions totaling $183,125 and $256,250 were recognized on the convertible debentures in 2001 and 2000, respectively.

As a condition of the financing commitment, the Company pledged all of the assets of the Company as security for the convertible debentures, adjusted the conversion price of the debenture dated August 11, 1999 from $0.75 to $0.25 per common share, and replaced 3,000,000 common stock warrants having a conversion price of $0.75 per common share with the same number of common stock warrants having a conversion price of $0.25 per common share. The conversion price was less than the fair market value on the date of the transaction. Accordingly, a discount of $370,000 was recognized and is being amortized over the life of the convertible debenture issued June 1, 2000. Total amortization associated with this discount was $63,198 and $10,533 in the fiscal years 2001 and 2000, respectively.

At July 31, 2001, the Company had outstanding convertible debentures totaling $1,885,000, recorded net of discount of $296,249.

A schedule of the maturity of the notes payable and long-term debt is as follows:

                                          2001        2002       2003       2004        2005      Thereafter
                                      -------------------------------------------------------------------------
Maturity of Notes Payable and Long
   Term Debt                           $ 220,365   $ 169,398   $ 15,669    $   -     $ 999,542   $ 1,142,000
                                      =========================================================================

7.  Commitments:

The Company leases its three office locations, certain storage facilities and rail cars. Rent expense for the years ended July 31, 2001 and 2000 and future minimum lease payments under these operating leases was and are as follows:

                                                Minimum     Minimum    Minimum     Minimum     Minimum
                                                Payment     Payment    Payment     Payment     Payment
       Description     Expense     Expense
                         2000       2001          2002       2003        2004        2005       Total
                     ----------------------------------------------------------------------------------
     Office Space         $54,986    $59,041     $56,538    $58,229     $59,982    $30,515    $205,264
     Storage Tanks        283,230    463,900      23,000          -           -          -      23,000
     Rail Cars             37,080     54,434      37,080      3,090           -          -      40,170
                     ----------------------------------------------------------------------------------
       Totals            $375,296   $577,375    $116,618    $61,319     $59,982    $30,515    $268,434
                     ==================================================================================

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(Notes to Consolidated Financial Statements Cont'd)

On August 1, 2001 the Company signed an employment agreement with Lowell W. Morse, to act as President of the Company. Among others, the terms of the agreement provide for a salary of $240,000 per year, and stock options for 2,000,000 shares of the Company's common stock, which vest over the first two years of his employment.

8.  Stockholders' Deficit:

Common Stock Offering:

On March 31, 1997, the Company concluded two offerings of its common stock to the public at $0.10 and $1.00 per share. 1,900,000 shares of its $ 0.001 par value common stock were issued. The Company received $1,000,000 as a result of these offerings. The offerings were exempt from SEC registration under Rule 504 of Regulation D. Offering costs such as legal, accounting, registration fees and filing fees of $19,273 were applied against additional paid in capital and are treated as a reduction of the gross proceeds of the offerings.

Preferred Stock Offering:

In May of 2000, the Company began seeking to raise a total of $3,135,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. A related party has invested $1,135,000 of these funds through convertible debentures, including those discussed in notes 6 above and 11 below, and the Company has sought the remaining funds from qualified investors through an exempt offering of its 8% cumulative convertible preferred stock. The preferred stock has been offered to accredited investors in minimum amounts of $50,000 and is convertible into common stock of the Company. As of July 31, 2001 $750,000, representing 7,000 shares of preferred stock, were issued and outstanding. Dividends of $5,537 were paid as of January 1, 2001. As of July 31, 2001, the cumulative and unpaid dividends amounted to $38,137. The offering remains open and the ultimate outcome of the offering has not been determined.


Stock Issued for Product & Services:

The Company issued 20,000 shares in 2001 and 30,000 shares in 2000 for professional services, consulting and purchases of its principal products and services. The value of these transactions is recorded at fair market value at the date of contract or delivery, or by a predetermined formula stipulated by the terms of underlying agreements. The predetermined formula resulted in transaction values equal to fair market value at the date of contract or delivery.

The following table summarizes these transactions.

                                                                 2001                    2000
                                                                 ----                    ----
                                                                     Weighted                 Weighted
                                                                      Average                  Average
                                                            Shares     Value        Shares      Value
                                                                     Per Share                Per Share
---------------------------------------------------------------------------------------------------------
Shares Issued for Professional Fees and Services            20,000    $ 0.35        30,000     $ 0.83
---------------------------------------------------------------------------------------------------------
  Total                                                     20,000                  30,000
------------------------------------------------------------======------------------======---------------


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

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(Notes to Consolidated Financial Statements Cont'd)

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

SFAS 123 requires pro forma disclosures regarding net income and earnings per share as if the compensation expense had been determined in accordance with the fair value based method described in SFAS 123. The Company estimates the fair value of each stock option at the date of grant using the Black Scholes model and the Black Scholes option-pricing model with the following weighted average assumptions for grants issued in 2001 and 2000.

                                                2001              2000
                                                ----              ----
            Dividend Yield                     None              None
            Expected Life                      2 Years           2 Years
            Expected Volatility                123%              128%
            Risk Free Interest Rate            6%                6%

On October 1, 2000 and December 15, 2000, the Company issued stock options to employees of the Company under the 1999 Employee Stock Option Plan. These options represented 870,000 shares of the Company's common stock and had exercise prices of $0.35 per share, which was at least equal to the fair market value of the shares on the date of the grant.

On January 18, 2001, the Company issued stock options to one of the directors of the Company under the 1999 Employee Stock Option Plan. These options represented 100,000 shares of the Company's common stock and had exercise prices of $0.34 per share, which was at least equal to the fair market value of the shares on the date of the grant.

A summary of employee and non-employee options granted and exercised for each of the fiscal years ended July 31, 2001 and 2000 is presented below:

                                                                    2001                   2000
                                                                    ----                   ----
                                                                        Weighted               Weighted
                                                                         Average                Average
                                                                        Exercise               Exercise
                                                              Shares      Price      Shares      Price
                                                           ---------------------------------------------
     Balance at Beginning of Year                              545,000     $0.62    1,620,000     $4.80

       Grants and Awards Made During Year:

         Employment Agreements                                 770,000     $0.35            -         -

         Board Members                                         200,000     $0.35      100,000      1.05

       Less Options and Awards Forfeited During Year           100,000         -      675,000      1.55

       Less Options and Awards That Expired During Year        545,000     $0.62      500,000     12.75
                                                           ---------------------------------------------

     Balance at End of Year                                    870,000     $0.59      545,000     $0.62
                                                           =============================================

     Options Exercisable at Year End                           490,750     $0.60      545,000     $0.62
                                                           =============================================
     Weighted Average Fair Value of Options Granted During                 $0.35                  $0.34
                                                                      ===========            ===========

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(Notes to Consolidated Financial Statements Cont'd)

Under the terms of the stock option plans, the Company may grant up to 1.5 million stock option shares. Vesting requirements may vary as approved by the compensation committee of the board of directors. The terms of the stock option plan require that qualified stock options expire on the earlier of the end of the option period, generally ten years from the grant date, or three months after leaving employment with the Company or, in the event of death of the employee, one year from the date of death. Non-qualified stock options expire at the end of the option period.



Summary information for Options outstanding at July 31, 2001 is as follows:

                                    Options Outstanding                            Options Exercisable
                 -----------------------------------------------------------------------------------------------
                                                                Weighted                            Weighted
                                           Weighted Average      Average                             Average
    Range of      Number Outstanding at  Remaining Contractual  Exercise   Amount Exercisable at    Exercise
 Exercise Prices      July 31, 2001              Life             Price        July 31, 2001          Price
----------------------------------------------------------------------------------------------------------------
  $ 0.34-$ 1.05          870,000              104 Months          $0.59           490,750             $0.60
----------------------------------------------------------------------------------------------------------------

Had compensation cost been determined on the fair market value at the grant date consistent with SFAS 123, the Company's net loss and loss per share would have changed to the pro forma amounts indicated below:

                                                                            2001              2000
                                                                            ----              ----
     Net loss applicable to common shareholders-as reported             ($2,403,337)      ($2,473,788)
     Net loss applicable to common shareholders-pro forma               ($2,569,366)      ($2,538,508)
     Basic and diluted loss per share-as reported                            ($0.12)           ($0.13)
     Basic and diluted loss per share-pro forma                              ($0.13)           ($0.13)

9.  Supplemental Cash Flow Information:

Selected non-cash investing and financing activities are summarized as follows:

                                                                               2001          2000
------------------------------------------------------------------------------------------------------
             Cash Paid for Interest                                             $2,766        $5,624
------------------------------------------------------------------------------------------------------
    Non Cash Equity Transactions:
    Issuance of Common Stock in Exchange for Services                           $7,000        $25,000
    Issuance of Note Payable in Exchange for Services                                0         60,000
------------------------------------------------------------------------------------------------------

10. Related Party Transactions:

During the  fiscal  years  ended  July 31,  2001 and 2000,  the  Company  issued
$1,885,000 of convertible debentures to M.G. Robertson. See note 6 for discussion of the debentures.

On October 29, 1999, the Company sold 4,000,000 shares of common stock to M.G. Robertson for $1,000,000. As a part of the transaction, Dr. Robertson acquired, among other rights, the right to name up to three of seven of the directors of the Company. Mr. Robertson was elected Chairman of the Board of Directors subsequent to this transaction.

On July 25, 2001, the Company sold 5,208,333 shares of common stock to M.G. Robertson for $500,000. As of July 31, 2001, Mr. Robertson had fulfilled $10,000 of the total subscription agreement.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(Notes to Consolidated Financial Statements Cont'd)

In February 2001, the Company reached settlement agreements resolving four longstanding lawsuits centering on disputed transactions, as well as shareholder and employee claims against the Company and its former management. The settlements involved a dismissal with prejudice of all claims and counterclaims in the lawsuits.

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

As a part of the settlements, Dr. Robertson acquired 3,925,000 previously issued shares of the Company's common stock and 520,000 shares of the Company's common stock will be cancelled. As of July 31, 2001, the cancellation of the 520,000 shares of common stock was not yet completed, but such cancellation is reflected in the financial statements. In September 2001, the cancellation was completed.

The closing of the transactions remain subject to a number of conditions.

11. Discontinuance of Product Line:

On July 17, 2001, the Company discontinued its dust control and road stabilization business to focus its resources on distribution of its Ice Ban(R) products. The Company determined that the investment required to develop product demand and a nationwide sales, distribution, and support network for its Roadbind products required more resources than were available to the Company at the time.

In accordance with the discontinuance plan, the Company terminated all of its sales staff associated with the Roadbind product line, began efforts to liquidate all remaining Roadbind products, sell the equipment associated with the products, and terminate any contracts associated with the Roadbind product line. At July 31, 2001, the Company owned three application trucks with an undepreciated cost of $73,081 and raw materials valued at $137,595. The loss on the discontinuance of the product line was $227,815.

Prior to July 17, 2001, the date of discontinuance, the operating results for the Roadbind product line are summarized as follows:

                                                   2001              2000
                                                   ----              ----
    Sales                                     $     303,669     $     290,877
                                            ----------------- -----------------
    Gross Profit (Loss)                            (203,640)         (103,456)
    Sales, Marketing and Other Expenses             349,064           222,182
                                            ----------------- -----------------
    Net Loss                                  $    (552,704)    $    (325,638)
                                            ================= =================


12. Contingencies and Legal Matters:

Fraudulent Misrepresentation

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

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(Notes to Consolidated Financial Statements Cont'd)

Disputed Payment and Contract Dispute

Minnesota Corn Processors seeks $143,555 in damages for product allegedly delivered to the Company, which is included in trade payables as of July 31, 2001. The Company disputes this claim, and has filed a counterclaim, seeking damages for MCP's breach of a Supply Agreement and Sublicense Agreement.

13. Subsequent Event:

In accordance with a settlement agreement dated February 16, 2001, on August 3, 2001, M.G. Robertson consummated the purchase of 3,925,000 shares of Common Stock for $375,000 in a private transaction. See Note 10 above for further details.

On September 12, 2001, the Company sold 2,000,000 shares of common stock in a private sale for $500,000. The subscription agreement calls for payments of $300,000 on or before October 10, 2001 and $200,000 on or before January 10, 2002.


14. Substantial Doubt about the Company's Ability to Continue as a Going Concern and Management's Plans:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception, August 14, 1996, and has aggregate operating losses of $16,875,924 through July 31, 2001. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations.

The Company believes that increased sales are necessary in order to achieve adequate short-term and long-term liquidity and solvency. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. The Company has primarily funded its operations through the sale of its common stock and issuance of debt. There can be no assurance that the Company will be able to do so in the future, and, if so, will provide sufficient capital and on terms favorable to the Company. Management's plan to overcome these problems include the following:

       1. The Company believes it has secured sufficient capital to maintain its current operations for the year ending July 31, 2002, through the sale of $500,000 of common stock on July 31, 2001 and $500,000 on September 12, 2001.

       2. The Company's Board of Directors has made changes to its management team by replacing is President and Director of Sales and Marketing.

       3. The Company has developed a series of upgraded Ice Ban(R) products, which better meet the performance and environmental standards, developed in the industry. As a result, the Company has added several significant new customers, which are anticipated to increase sales in the coming winter season.

       4. The Company has refined its strategic plan addressing marketing, sales, product quality, and operational issues and is in the process of implementing each of the elements of that plan.

       5. The Company is also continuing to streamline its central organization and eliminating unnecessary overhead costs.

       6. The Company has suspended its Roadbind(TM)operations reducing the funding requirements for that start-up operation.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(Notes to Consolidated Financial Statements Cont'd)

These uncertainties and the uncertainties associated with the unresolved legal matters raise substantial doubt about the Company's ability to continue as a going concern and, therefore, about its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments and classification of liabilities that may be necessary if the entity is unable to continue as a going concern.

15. Accumulated Other Comprehensive Loss

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. The main components of comprehensive loss that relate to the Company are net earnings and valuation charges on marketable securities, each of which is presented in the Consolidated Statement of Changes in Stockholders' Deficit.

Accumulated other comprehensive loss consist of the following components, net of taxes:

                                                               2001        2000
                                                               ----        ----
          Valuation Charge on Marketable Securities         $      -    $      -
             Net change for the year                               -      96,250


There was no income tax benefit or expense associated with the net change in the valuation charge on marketable securities.

NATURAL SOLUTIONS CORPORATION                                             10-KSB




                  Report of Predecessor Independent Accountants


To the Board of Directors and Stockholders
Natural Solutions Corporation:


In our opinion, the accompanying consolidated balance sheet as of July 31, 2000 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' deficit present fairly, in all material respects, the financial position of Natural Solutions at July 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of July 31, 1999 and for the year then ended, were audited by other independent accountants whose report dated September 2, 1999, except for Note 14, which is as of December 3, 1999, and except for Note 5, which is as of August 7, 2000, expressed an unqualified opinion of those statements. The other independent accountants expressed substantial doubt about the Company's ability to continue as a going concern.

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




PricewaterhouseCoopers LLP
Virginia Beach, VA
October 6, 2000

NATURAL SOLUTIONS CORPORATION                                             10-KSB


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Prior to the fiscal  year  ending  July 31,  2001,  the  Company's  auditor  was
PricewaterhouseCoopers,       LLP,      Certified      Public       Accountants.
PricewaterhouseCooper's report on the consolidated financial statements of the Company, for the fiscal year ended July 31, 2000 contained an opinion, which had a going concern qualification. The Company has had no disagreements with PricewaterhouseCoopers LLP. The Company appointed Goodman and Company LLP to serve as its auditors on January 18, 2001. [See Form 8-K filed by the Company on January 25, 2001.



                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
                Compliance with Section 16(a) of the Exchange Act.


         (a)  Identification of Directors and Executive Officers

Dr. M. G. "Pat" Robertson, age 71, has served as Chairman of the Board of the Company since December 10, 1999. He serves for a three year term and until his successor is duly elected an qualified. Dr. Robertson is an internationally known religious broadcaster, businessman, educator, and philanthropist and former candidate for the Presidential nomination for the Republican Party. He has served as Chairman of the Board of The Christian Broadcasting Network, Inc. ("CBN"), a global Christian ministry, since January 1960, Chief Executive Officer and President of CBN from January 1960 to January 1987 and from January 1990 to September 1993, and Chief Executive Officer of CBN from September 1993. Dr. Robertson served as the Chairman and controlling shareholder of International Family Entertainment, Inc., the owner of The Family Channel cable television network, from 1989 until its sale to a subsidiary of News Corporation in 1997.

Currently, Dr. Robertson is also Chairman of Zhaodaola Limited, Freedom Gold, Ltd., and CENCO Refining Company and in addition to his role at CBN, serves in the nonprofit world as Chancellor of Regent University, Chairman of Operation Blessing International Relief and Development, and President of the American Center for Law and Justice.

Lowell W. Morse, age 64, was named President of the Company in July 2001 and has been a Board Member of the Company since November 9, 1999. At the Annual Meeting of Shareholders on December 10, 1999, Mr. Morse was elected to a three-year term as director. Mr. Morse has served as the chairman of Morse & Associates, Inc., a real estate and investment management company since 1972. In addition, Mr. Morse is the founder and has been the Chairman of The Bagel Basket, Inc. a chain of bagel stores, since 1993, and is the founder and has been the Chairman of Cypress Ventures, Inc. a real estate development company, since 1989. Mr. Morse has also served as the former Chairman of the Board of Trustees of Regent University, and is a director of Comerica California, Inc. a subsidiary of Comerica, Inc. a

NATURAL SOLUTIONS CORPORATION                                             10-KSB


publicly traded bank holding company. Mr. Morse is also a member of the board of directors of Christianity.com, Inc. and Zhaodaola Limited.

Michael Klansek, age 45, was named as Chief Financial Officer of the Company in December 1999. From 1997, Mr. Klansek has held the position of Chief Financial Officer of Robertson Asset Management, an investment management organization owned by Dr. Robertson. From 1987 to 1996, he held the positions of Chief Financial officer and Corporate Controller for Oster Communications, Inc., a publishing and communications concern. From college to 1987, Mr. Klansek spent nine years at KPMG Peat Marwick, an international accounting and consulting firm.

Louis A. Isakoff, age 46, has been a director of Zhaodaola Limited since april 2000. He is an attorney employed by Robertson Asset Management, Inc. a company owned by Dr. Robertson. Prior to that, Mr. Isakoff was senior vice president, secretary and a member of the board of directors of International Family Entertainment, Inc. from 1990 to 1997.

J. Nelson Happy, age 57, was a member of the Board of Directors of the Company from April 8, 1998 until a leave of absence beginning June 30, 1998 and ending August, 1999. At the December 10, 1999 Annual Shareholder Meeting, Mr. Happy was re-elected to a three-year term as director. Since 1998, Mr. Happy has served as the Chief Executive Officer of Cenco Refining Company, Inc. located in Santa Fe Springs, California. From 1993 to 1999, Mr. Happy was Dean and Professor of Regent University School of Law (Regent). Prior to his position with Regent, Mr. Happy practiced business and civil litigation law. He has lectured at the University of Kansas and has been a faculty member at the National Institute of Trial Advocacy at Northwestern University in Chicago. He is a national faculty member of the West Bar Review. He has been an attorney since 1967 and has been an executive officer and director of numerous business enterprises in a variety of industries. Mr. Happy is a graduate of Columbia University Law School and has an undergraduate degree in communications from Syracuse University.

Robert E. Freer, Jr., age 59, has been a Board Member of the Company since April 8, 1998. On November 12, 1998, Mr. Freer was re-elected as director to a term ending in November 2000. Mr. Freer has been a director of the Company since April 1998. He is Vice President, General Counsel and Secretary of SACOO Technology Holdings, Inc. Previously, he was an attorney and an officer and director of the Washington, D.C. law firm of Baise, Miller & Freer P.C., and practiced with the firm's predecessor organization since 1995. Mr. Freer is a Registered Investment Advisor and a Managing Director of Monticello Capital, Ltd., and Black Hawk Bermuda, Ltd. Prior to entering private law practice, Mr. Freer served in several senior level positions at the Federal Trade Commission and the U.S. Department of Transportation. For almost ten years, Mr. Freer was Vice President and Washington Counsel for Kimberly Clark Corporation, where he was also General Counsel in Roswell, Georgia from 1983 to 1984. Mr. Freer was appointed by President Reagan as a member of the President's Commission on White House Fellowships, served as one of the founders and the first General Counsel of the Republican National Lawyers Association, National Chairman of Corporate Counsel for Reagan-Bush 1984, and was Assistant General Counsel of the 1988, 1992, and 1996 Republican

NATURAL SOLUTIONS CORPORATION                                             10-KSB


Conventions. Mr. Freer is a graduate of Princeton University and the University of Virginia Law School.

J. Carter Beese, Jr., age 44, has been a Board Member of the Company since April 8, 1998. On November 12, 1998, Mr. Beese was re-elected to a term ending November 2001. Mr. Beese joined Riggs & Co. in 1998, and is currently President of Riggs Capital Partners an investment division of Riggs National Bank and a Vice Chairman of Riggs & Co. Prior to joining Riggs Capital Partners Mr. Reese was Managing Director of the Global Banking Group at BT Alex Brown. Mr. Beese was with BT Alex Brown from 1995 to 1997. In 1992, Mr. Beese was nominated by President Bush to be a Commissioner of the U.S. Securities and Exchange Commission (SEC). Upon confirmation Mr. Beese served as SEC Commissioner until 1996. Prior to joining the SEC, Beese was a partner at Alex Brown & Sons, the oldest investment banking firm in the United States. In 1990, Mr. Beese was appointed as a Director of the Overseas Private Investment Corporation (OPIC). Currently, Mr. Beese serves as Senior Advisor to the Washington based Center for Strategic and International Studies (CSIS), a non-partisan think tank that has been at the forefront of shaping public policy for over 30 years. In addition, he is involved with the World Economic Forum, the Council on Foreign Relations and serves on the Boards of various public and private institutions, including Internet Securities, China.com and Aether Systems, Inc.



         (b)  Identify Significant Employees.

Not Applicable.



         (c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.



         (d)  Involvement in Certain Legal Proceedings.

Not Applicable.



         (e)  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and any persons who own more than 10% of the outstanding shares of Common Stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes in ownership of Common Stock. Officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during fiscal year

NATURAL SOLUTIONS CORPORATION                                             10-KSB


2001, all filing requirements applicable to its officers and directors were complied with, except for the following:

Jimmy W. Foshee, a former executive officer, Louis A. Isakoff, an executive officer, Michael D. Klansek, an executive officer, and Lowell W. Morse, a director and executive officer, each inadvertently filed late a report on Form 3 in February 2001. J. Carter Beese, Jr. and J. Nelson Happy, directors, each inadvertently filed late a report on Form 3 in March 2001. J. Carter Beese, Jr., director, inadvertently filed late a report on Form 4 covering the grant of options in February 1999 and October 1999. Robert E. Freer, Jr., a director, inadvertently filed late reports on Form 4 covering the grant of options in October 1999 and the purchase of shares of Common Stock in September 2000. J. Nelson Happy, director, inadvertently filed late a report on Form 4 covering the grant of options in August 1999. M.G. Robertson, a director, wlll be filing late an amended report on Form 3 in October 2001 and a report on Form 4 amending an earlier report covering the purchase of shares of Common Stock in August 1999. Dr. Robertson also inadvertently filed late a report on Form 4 covering the sale of shares of Common Stock in December 1999.



Item 10.  Executive Compensation.

Directors' Compensation

The Company does not have a fixed policy for compensating its directors. Each director is reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings.

Effective November 11, 1998, the Company adopted the 1999 Employee Stock Option Plan. The maximum aggregate number of shares of Common Stock that may be issued pursuant to the 1999 Employee Stock Option Plan is 1,500,000. During fiscal years 2000 and 2001, certain directors received stock option grants under the 1999 Employee Stock Option Plan totaling 100,000 and 200,000 shares, respectively. The exercise price of stock options granted is equal to the fair market value of the Common Stock on the date of grant. Each option is granted for a term of ten years and is first exercisable on the date of grant of the option.

Options granted under the 1999 Employee Stock Option Plan may be exercised in whole or in part at any time upon payment by the optionee of the exercise price in cash. In addition, the Company will cooperate in a cashless exercise of an option upon the request of a participant.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


Officers' Compensation

--------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                                   Annual          Long-Term
                                                Compensation     Compensation
--------------------------------------------------------------------------------
                                                                  Securities
                                   Year Ended                     Underlying
    Name and Principal Position     July 31,     Salary ($)    Options/SARS (#)
--------------------------------------------------------------------------------
Dr. M. G. Robertson, Chairman         1999       $       -                  -
                                      2000       $       -                  -
                                      2001       $       -                  -
--------------------------------------------------------------------------------
Lowell W. Morse, President (1)        2001       $       -         2,000,000 (2)
--------------------------------------------------------------------------------
                                      2000       $  68,750
Jim W. Foshee, President (1)          2001       $ 116,497           300,000 (3)
--------------------------------------------------------------------------------


(1) Mr. Foshee's employment began in November 1999. In July 2001, Mr. Foshee resigned as President of the Company and the directors appointed Mr. Morse as his replacement.

(2) On July 25, 2001, the directors approved the issuance of employee stock options to Mr. Morse totaling 2,000,000 shares. The grant of these options was made under the Company's 2001 Employee Stock Option Plan. The 2001 Employee Stock Option Plan will be submitted to a vote by the shareholders at the annual meeting of the shareholders to be held in December 2001.

(3) The options were granted on October 1, 2000 and vested 33% per year commencing on November 22, 1999, the date of Mr. Foshee's hire. Mr. Foshee resigned in July 2001, forfeiting 200,000 of unvested shares. The vested shares will expire, if not exercised 90 days after the date of his resignation.

Employment Agreement

On August 1, 2001 the Company signed an employment agreement with Lowell W. Morse, to act as President of the Company. Among others, the terms of the agreement provide for a salary of $240,000 per year and 2,000,000 stock options, which vest over the first two years of his employment. [See Part III, Item 13,
Exhibit 10.13]


Stock Options

The following table contains information concerning grants of stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended July 31, 2001.

-------------------------------------------------------------------------------------------
                        Option Grants In Last Fiscal Year
                               (Individual Grants)
-------------------------------------------------------------------------------------------
                                              Percent of
                                            Total Options
                     Number of Securities     Granted to
                      Underlying Options     Employees in   Exercise or Base   Expiration
Name                        Granted          Fiscal Year      Price ($/Sh)        Date
-------------------------------------------------------------------------------------------
Lowell W. Morse (1)        100,000              10.3%            $ 0.34          1/18/11
-------------------------------------------------------------------------------------------
Lowell W. Morse (2)      2,000,000               (2)               (2)             (2)
-------------------------------------------------------------------------------------------
Jim W. Foshee (3)          300,000              30.9%            $ 0.35          10/1/10
-------------------------------------------------------------------------------------------

NATURAL SOLUTIONS CORPORATION                                             10-KSB


(1) The options were granted on January 18, 2001 and were fully vested on the date of the grant.

(2) On July 25, 2001, the directors approved the issuance of employee stock options to Mr. Morse totaling 2,000,000 shares. The grant of these options was made under the Company's 2001 Employee Stock Option Plan. The 2001 Employee Stock Option Plan will be submitted to a vote by the shareholders at the annual meeting of the shareholders to be held in December 2001.

(3) The options were granted on October 1, 2000 and vested 33% per year commencing on November 22, 1999, the date of Mr. Foshee's hire. Mr. Foshee resigned in July 2001, forfeiting 200,000 of unvested shares. The vested shares will expire, if not exercised 90 days after the date of his resignation.

Option Exercises and Holdings

None of the executive officers named in the Summary Compensation Table exercised options during the fiscal year ended July 31, 2001. The following table sets forth information with respect to the value of all unexercised stock options held by such officers as of the end of the fiscal year.

--------------------------------------------------------------------------------------------
                              Fiscal Year End Option Values
--------------------------------------------------------------------------------------------
                            Number of Securities Underlying  Value of Unexercised In-the-
                             Unexercised Options at Fiscal   Money Options at Fiscal Year
                                       Year End                         End (1)
                           -----------------------------------------------------------------
            Name              Exercisable    Unexerciseable   Exercisable   Unexerciseable
--------------------------------------------------------------------------------------------
 Lowell W. Morse                100,000                -      $    3,000      $       -
--------------------------------------------------------------------------------------------
 Jim W. Foshee (2)              100,000                -      $    4,000      $       -
--------------------------------------------------------------------------------------------








(1) The value of the unexercised options at fiscal year end is calculated by determining the difference between the fair market value of the Common Stock on July 31, 2001 and the exercise price of such options. The average of the high and low sales prices of the Common Stock of the Company on the last trading day prior to July 31, 2001, as reported by Morningstar.Com was $0.38.

(2) The options were granted on October 1, 2000 and vested 33% per year commencing on November 22, 1999, the date of Mr. Foshee's hire. Mr. Foshee resigned in July 2001, forfeiting 200,000 of unvested shares. The vested shares will expire, if not exercised 90 days after the date of his resignation.



Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.

The following is information on any person or group who is known to be the beneficial owner of more than five percent of any class of the issuer's voting securities:

NATURAL SOLUTIONS CORPORATION                                             10-KSB


  -----------------------------------------------------------------------------
    Title of Class     Name and Address of         Number of      Percent of
                         Beneficial Owner            Shares          Class
  -----------------------------------------------------------------------------
    Common Stock    Janke Family Vinasz Trust,
                       511 New Hope Road
                      Lahaska, PA 18938             4,889,000        19.77%*
  -----------------------------------------------------------------------------
    Common Stock    Dr. M. G. "Pat" Robertson,     25,062,946 (1)   68.63%**
                           Chairman
                    977 Centerville Turnpike,
                    Virginia Beach, VA 23463
  -----------------------------------------------------------------------------

* Based on 24,734,873 shares of Common Stock outstanding on September 30, 2001.

**Based on 36,522,286 fully diluted shares of Common Stock outstanding on September 30, 2001. Fully diluted shares are calculated by adding all of the outstanding shares of common stock and all of the vested "In-the-Money" convertible debentures, and stock warrants for Dr. Robertson.

 (1) Included in the total shares owned by Dr. Robertson are 13,275,533 shares owned directly, a right to convert the $750,000, $250,000, $350,000, $435,000, and $100,000 debentures plus accrued interest at $0.25 per share totaling 8,787,413 common shares, expiring on August 31, 2003, June 1, 2005, August 1, 2005, September 1, 2005, and November 11, 2005, respectively. Also, included in the total shares owned by Dr. Robertson is an option to exercise stock warrants to purchase an additional 3,000,000 shares of the Company's common stock exercisable at $.25 a share and expiring on June 1, 2005. As of the date of this filing these warrants have not been exercised.



(b)  Security Ownership of Management.

For directors and executive officers:

----------------------------------------------------------------------------------------------
                                                                Amount and
                                                                Nature of
  Title of                 Name and Address of                  Beneficial       Percent of
    Class                   Beneficial Owner                       Owner            Class
----------------------------------------------------------------------------------------------
                    Dr. M. G. "Pat" Robertson, Chairman         24,918,562        68.63%
   Common               977 Centerville Turnpike
   Stock               Virginia Beach, VA 23463 (1)
---------------------------------------------------------------------------------------------
                 Lowell W. Morse, President and Director
   Common             100 Volvo Parkway, Suite 200
   Stock                Chesapeake, VA 23320 (2)                   250,000          **
--------------------------------------------------------------------------------------------
                       Jimmy W. Foshee, President
   Common             100 Volvo Parkway, Suite 200
   Stock                 Chesapeake, VA 23320 (3)                  100,000          **
---------------------------------------------------------------------------------------------
                       J. Nelson Happy, Director
   Common            100 Volvo Parkway, Suite 200
   Stock                 Chesapeake, VA 23320                       15,000          **
---------------------------------------------------------------------------------------------
                      Robert E. Freer, Director
   Common            100 Volvo Parkway, Suite 200
   Stock                Chesapeake, VA 23320 (4)                   172,500          **
----------------------------------------------------------------------------------------------

NATURAL SOLUTIONS CORPORATION                                             10-KSB


---------------------------------------------------------------------------------------------
                       J. Carter Beese, Director                   150,000          **
   Common            100 Volvo Parkway, Suite 200
   Stock               Chesapeake, VA 23320 (5)
----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
   Common        Total Directors & Executive Officers at
   Stock           September 30, 2001 (7 Individuals)           25,756,062      69.43%*
----------------------------------------------------------------------------------------------

* Based on 37,072,286 fully diluted shares outstanding on September 30, 2001. Fully diluted shares are calculated by adding all of the outstanding shares of common stock and all of the vested "In-the-Money" stock options, convertible debentures, and stock warrants for all directors and executive officers.

** The beneficial ownership is less then 1% of the total shares outstanding on September 30, 2001


(1) Included in the total shares owned by Dr. Robertson are 13,275,533 shares owned directly, a right to convert the $750,000, $250,000, $350,000, $435,000, and $100,000 debentures plus accrued interest at $0.25 per share totaling 8,787,413 common shares, expiring on August 31, 2003, June 1, 2005, August 1, 2005, September 1, 2005, and November 11, 2005, respectively. Also, included in the total shares owned by Dr. Robertson is an option to exercise stock warrants to purchase an additional 3,000,000 shares of the Company's common stock exercisable at $.25 a share and expiring on June 1, 2005. As of the date of this filing these warrants have not been exercised.

(2) Includes 100,000 shares of fully vested stock options.

(3) The options were granted on October 1, 2000 and vested 33% per year commencing on November 22, 1999, the date of Mr. Foshee's hire. Mr. Foshee resigned in July 2001, forfeiting 200,000 of unvested shares. The vested shares will expire, if not exercised 90 days after the date of his resignation.

(4) Includes 145,000 shares of fully vested stock options, of which, 50,000 are "In-the-Money".

(5) Includes 150,000 shares of fully vested stock options, of which, 50,000 are "In-the-Money".



Item 12.  Certain Relationships and Related Transactions.

The Company believes that the terms of the transactions provided in the remainder of this section are at least as favorable as those that could have been secured in an arm's length transaction.

1. On August 11, 1999, the Company borrowed $750,000 from Dr. Robertson in the form of a convertible debenture bearing interest at 10% per annum and maturing on August 11, 2001. Prior to repayment, the principal and accrued and unpaid interest was originally convertible into the Company's common stock at a price of $0.75 per share. The debenture includes two detachable warrants entitling the holder to purchase up to three million shares of the Company's common stock at a price of $0.75 per share. On June 1, 2000, the warrants were cancelled and replaced by Warrant W-3A, for three million shares at an exercise price of $0.25 per share, and the conversion price on the convertible debenture was reduced to $0.25 per share. Warrant W-3A expires on May 15, 2005.

2. On October 31, 1999, the Company sold four million shares of common stock to Dr. Robertson for $1 million. As a part of the transaction, Dr. Robertson acquired, among other rights, the right to name up to three of seven of the directors of the Company. Dr. Robertson was elected Chairman of the Board of Directors subsequent to this transaction.

NATURAL SOLUTIONS CORPORATION                                             10-KSB


3. On June 1, 2000 Dr. Robertson invested an additional $250,000 in the form of a convertible debenture bearing interest at 10%, maturing on June 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment. As a condition of the debenture, the Company amended the terms of the $750,000 debenture and detachable warrants, dated August 11, 1999, reducing the price from $0.75 to $0.25 per common share and secured the debenture with the assets of the Company.

4. On July 31, 2000 Dr. Robertson invested an additional $350,000 in the form of a convertible debenture bearing interest at 10%, maturing on July 31, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment.

5. On August 31, 2000 Dr. Robertson invested an additional $435,000 in the form of a convertible debenture bearing interest at 10%, maturing on September 1, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment.

6. On November 10, 2000 Dr. Robertson invested an additional $100,000 in the form of a convertible debenture bearing interest at 10%, maturing on November 11, 2005, and secured by the assets of the Company. The principal amount and unpaid accrued interest may be converted into common stock of the Company at a rate of $0.25 per common share at anytime prior to repayment.

7. In May of 2000, the Company began seeking to raise a total of $3,135,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. Dr. Robertson has invested $1,135,000 of these funds through convertible debentures, including those discussed in the paragraphs immediately above. As of July 31, 2001, 7,000 shares of preferred stock were issued and outstanding, which were sold for a total of $750,000. Dividends of $5,537 were paid as of January 1, 2001. As of July 31, 2001, the preferred stock had earned and unpaid dividends of $32,592. The ultimate outcome of the offering has not been determined.



Item 13.  Exhibits, List and Reports on Form 8-K.

       (a)    Exhibits

The following documents are exhibits to this Form 10-KSB. Each one is incorporated by reference to the earlier filing by the Company, to the extent indicated.

Exhibit No.
-----------

3.1 Articles of Incorporation Natural Solutions Corporation (formerly, Ice Ban America, Inc.) August 14, 1996 (See Form 10-SB, Exhibit 3.(i).1)

3.2 Natural Solutions Corporation (formerly, Ice Ban America, Inc.), Amendment to the Articles of Incorporation dated November 11, 1998 (See Form 10-SB, Exhibit 3.(i).4)

NATURAL SOLUTIONS CORPORATION                                             10-KSB


3.3 Certificate of Amendment to the Articles of Incorporation of Natural Solutions Corporation (formerly, Ice Ban America, Inc.) dated December 2, 1998 (See Form 10-SB, Exhibit 3.(i).5)

3.4          Natural Solutions  Corporation  (formerly,  Ice Ban America,  Inc.)
             By-Laws dated August 14, 1997 (See Form 10-SB, Exhibit 3.(ii).1)

10.1 Terminal and Trans-loading Agreement between Natural Solutions Corporation and Na-Churs Plant Food Company dated August 14, 1999 (See Form 10-SB, Exhibit 10.14)

10.2 Terminal and Trans-loading Agreement between Natural Solutions Corporation and Steuben Co-Op dated October 14, 1999 (See Form 10-SB, Exhibit 10.17)

10.3         Storage  agreement   between  Natural  Solutions   Corporation  and
             Sweetners Plus dated May 30, 1997 (See Form 10-SB, Exhibit 10.18)

10.4 Railcar lease and service contract between Natural Solutions Corporation and Transmatrix, Inc. dated August 1, 1997 (See Form 10-SB, Exhibit 10.19)

10.5 Highway Innovative Technology Evaluation Center (HITEC) Report (Hard Copy Provided Separately (See Form 10-SB, Exhibit 10.24)

10.6 Convertible Debenture between M.G. Robertson and Natural Solutions Corporation, Issued June 1, 2000 (See Form 8-K filed on June 20,
             2000)

10.7 Convertible Debenture between M.G. Robertson and Natural Solutions Corporation, Issued July 31, 2000 (See Form 8-K filed on August 9,
             2000)

10.8 Convertible Debenture between M.G. Robertson and Natural Solutions Corporation, Issued August 31, 2000 (See Form 8-K filed on September 8, 2000)

10.9 Convertible Debenture between M.G. Robertson and Natural Solutions Corporation, Issued November 10, 2000 (See Form 8-K filed on November 17, 2000)

10.10        Report of  Predecessor  Accountants  (See Form 8-K filed on January
             24, 2001)

10.11 Supply Agreement between Natural Solutions Corporation and Penford Products Company dated April 6, 2001 (See Form 8-K filed on May 11,
             2001)

10.12        Product   Specification    Addendum   between   Natural   Solutions
             Corporation and Penford Products Company dated May 4, 2001 (See Form 8-K filed on May 11, 2001)

10.13 Employment Contract between Lowell W. Morse and Natural Solutions Corporation dated August 1, 2001.

10.14 Storage agreement between Natural Solutions Corporation and Westway Terminal Company, Inc. dated August 1, 2001

21.1         List of Subsidiaries

NATURAL SOLUTIONS CORPORATION                                             10-KSB


       (b)    Reports on Form 8-K

On May 11, 2001, the Company filed a Current Report on From 8-K, which announced under Item 5, that the Company entered into an exclusive supply agreement with Penford Products Company who will provide a series of products from their Cedar Rapids, Iowa production facility.



                                   SIGNATURES



In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, hereunto duly authorized

                                   Natural Solutions Corporation
                                           (Registrant)


Date: October 29, 2001              By: /s/ Lowell W. Morse
                                        ----------------------------------------
                                        Lowell W. Morse, President and Director


Date: October 29, 2001              By: /s/ Michael Klansek
                                        ----------------------------------------
                                        Michael Klansek, Chief Financial Officer


Date: October 29, 2001              By: /s/ M.G. Robertson
                                        ----------------------------------------
                                        M.G. Robertson, Chairman


Date: October 29, 2001              By: /s/ J. Nelson Happy
                                        ----------------------------------------
                                        J. Nelson Happy, Director


Date: October 29, 2001              By: /s/ J. Carter Beese
                                        ----------------------------------------
                                        J. Carter Beese, Director


Date: October 29, 2001              By: /s/ Robert E. Freer
                                        ----------------------------------------
                                        Robert E. Freer, Director

NATURAL SOLUTIONS CORPORATION                                             10-KSB


                                LIST OF EXHIBITS

Exhibit No.
-----------

3.1 Articles of Incorporation Natural Solutions Corporation (formerly, Ice Ban America, Inc.) August 14, 1996 (See Form 10-SB, Exhibit 3.(i).1)

3.2 Natural Solutions Corporation (formerly, Ice Ban America, Inc.), Amendment to the Articles of Incorporation dated November 11, 1998 (See Form 10-SB, Exhibit 3.(i).4)

3.3 Certificate of Amendment to the Articles of Incorporation of Natural Solutions Corporation (formerly, Ice Ban America, Inc.) dated December 2, 1998 (See Form 10-SB, Exhibit 3.(i).5)

3.4          Natural Solutions  Corporation  (formerly,  Ice Ban America,  Inc.)
             By-Laws dated August 14, 1997 (See Form 10-SB, Exhibit 3.(ii).1)

10.1 Terminal and Trans-loading Agreement between Natural Solutions Corporation and Na-Churs Plant Food Company dated August 14, 1999 (See Form 10-SB, Exhibit 10.14)

10.2 Terminal and Trans-loading Agreement between Natural Solutions Corporation and Steuben Co-Op dated October 14, 1999 (See Form 10-SB, Exhibit 10.17)

10.3         Storage  agreement   between  Natural  Solutions   Corporation  and
             Sweetners Plus dated May 30, 1997 (See Form 10-SB, Exhibit 10.18)

10.4 Railcar lease and service contract between Natural Solutions Corporation and Transmatrix, Inc. dated August 1, 1997 (See Form 10-SB, Exhibit 10.19)

10.5 Highway Innovative Technology Evaluation Center (HITEC) Report (Hard Copy Provided Separately (See Form 10-SB, Exhibit 10.24)

10.6 Convertible Debenture between M.G. Robertson and Natural Solutions Corporation, Issued June 1, 2000 (See Form 8-K filed on June 20,
             2000)

10.7 Convertible Debenture between M.G. Robertson and Natural Solutions Corporation, Issued July 31, 2000 (See Form 8-K filed on August 9,
             2000)

10.8 Convertible Debenture between M.G. Robertson and Natural Solutions Corporation, Issued August 31, 2000 (See Form 8-K filed on September 8, 2000)

10.9 Convertible Debenture between M.G. Robertson and Natural Solutions Corporation, Issued November 10, 2000 (See Form 8-K filed on November 17, 2000)

10.10        Report of  Predecessor  Accountants  (See Form 8-K filed on January
             24, 2001)

10.11 Supply Agreement between Natural Solutions Corporation and Penford Products Company dated April 6, 2001 (See Form 8-K filed on May 11,
             2001)

NATURAL SOLUTIONS CORPORATION                                             10-KSB


10.12        Product   Specification    Addendum   between   Natural   Solutions
             Corporation and Penford Products Company dated May 4, 2001 (See Form 8-K filed on May 11, 2001)

10.13 Employment Contract between Lowell W. Morse and Natural Solutions Corporation dated August 1, 2001.

10.14 Storage agreement between Natural Solutions Corporation and Westway Terminal Company, Inc. dated August 1, 2001

21.1         List of Subsidiaries