Form 10QSB
period 2001-10-31
NATURAL SOLUTIONS CORP
filed 2001-12-17
CIK 1096594

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarter ended: October 31, 2001

Commission file no.:  0-28155

                          NATURAL SOLUTIONS CORPORATION
                  --------------------------------------------
           (Name of small business issuer as specified in its charter)

       Nevada                                                    88-0367024
---------------------                                      ---------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

100 Volvo Parkway, Suite 200
Chesapeake, Virginia                                           23320
-----------------------------------                        --------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (757) 548-4242

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
 Title of each class                                         which registered

        None                                                       None
---------------------                                      ---------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                     -------------------------------------
                                (Title of class)

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

                  Yes  _X_      No  ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2001, there are 26,743,873 shares of voting common stock of the issuer issued and outstanding.

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

              Condensed Consolidated Statements of Operations                F-3

              Condensed Consolidated Statements of Cash Flows                F-4

              Condensed Consolidated Statements of Changes in
              Stockholders' Deficit                                          F-5

              Notes to Condensed Consolidated Financial Statements           F-6

                          NATURAL SOLUTIONS CORPORATION
                      Condensed Consolidated Balance Sheets

                                                                         Unaudited         Unaudited
                                                                         October 31,       October 31,
                                   ASSETS                                   2001              2000          July 31, 2001
--------------------------------------------------------------------   --------------    --------------    --------------
Current Assets:
   Cash and Cash Equivalents                                           $      144,285    $      487,834    $        6,161
   Trade Accounts Receivable, net                                             133,540           282,688            72,688
   Stock Subscription Receivable                                              200,000                 -           490,000
   Other Receivables, net                                                      39,001            38,803            36,479
   Inventories                                                                227,418           584,700           239,784
   Prepaid Expenses                                                            65,986            26,499            34,692
                                                                       --------------    --------------    --------------
      Total Current Assets                                                    810,230         1,420,524           879,804


Property and Equipment, at cost                                               178,616           156,350           233,673
   Less Accumulated Depreciation                                              (82,094)          (81,305)         (110,916)
                                                                       --------------    --------------    --------------
                                                                               96,522            75,045           122,757

Licensing Agreement, net                                                      196,045           298,949           221,771
                                                                       --------------    --------------    --------------
                                                                       $    1,102,797    $    1,794,518    $    1,224,332
                                                                       ==============    ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Trade Accounts Payable                                                   1,264,047           951,065         1,165,436
   Accrued Expenses                                                           484,783           218,396           387,958
   Notes Payable                                                              100,138           102,000           104,974
   Other Liabilities                                                                -                 -           150,000
                                                                       --------------    --------------    --------------
      Total Current Liabilities                                             1,848,968         1,271,461         1,808,368

Convertible Debentures to Related Party                                     1,604,550         1,441,352         1,588,751
Other Liabilities                                                             150,000                 -           150,000
Long Term Debt to Related Party                                               257,000           257,000           257,000
                                                                       --------------    --------------    --------------
      Total Liabilities                                                     3,860,518         2,969,813         3,804,119

Commitments and Contingent Liabilities

Stockholders' Deficit:
   8% Convertible Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 7,770 issued and outstanding on October 31,
     2001, 7,500 on July 31, 2001, and 4,500 on October 31, 2000                    8                 4                 8
   Common Stock, $0.001 par value, 55,000,000 shares authorized,
     26,743,873 issued and outstanding on October 31, 2001,
     24,743,873 on July 31, 2001, and 20,046,540 on October 31, 2000           26,744            20,046            24,744
   Additional Paid-in Capital                                              14,796,385        14,035,776        14,271,385
   Accumulated Deficit                                                    (17,580,858)      (15,231,121)      (16,875,924)
                                                                       --------------    --------------    --------------
      Total Stockholders' Deficit                                          (2,757,721)       (1,175,295)       (2,579,787)
                                                                       --------------    --------------    --------------
                                                                       $    1,102,797    $    1,794,518    $    1,224,332
                                                                       ==============    ==============    ==============


            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Operations

                                                        For the Three Months Ended
                                                                October 31
                                                      -------------------------------
                                                           2001            2000
                                                        Unaudited        Unaudited
                                                      --------------   --------------
Net Sales                                             $      147,125   $      366,585
Costs Applicable to Sales                                    146,631          255,037
                                                      --------------   --------------
      Gross Profit                                               494          111,548

Operating Costs and Expenses:
   Selling and Administrative Expenses                       456,370          557,850
                                                      --------------   --------------
      Losses from Operations                                (455,876)        (446,302)


Other Expense, net                                           (79,924)        (210,432)
                                                      --------------   --------------
   Loss from Continuing Operations Before Taxes             (535,800)        (656,734)

Income Tax Expense                                                 -                -
                                                      --------------   --------------
   Loss from Continuing Operations                    $     (535,800)  $     (656,734)

Discontinued Operations:
  Loss from operations of discontinued product
     line, net of taxes                                            -         (107,345)
  Loss on discontinuance of product line, including
     provision of $44,507 for operating losses
     during phase-out period, net of taxes                  (142,136)               -
                                                      --------------   --------------
   Net Loss                                           $     (677,936)  $     (764,079)
                                                      ==============   ==============

Loss per Share, Basic and Diluted from
   Continuing Operations                              ($        0.02)  ($        0.03)
                                                      ==============   ==============
Loss per Share, Basic and Diluted, from
   Discontinued Product Line, net of taxes            ($        0.00)  ($        0.01)
                                                      ==============   ==============
Loss per Share, Basic and Diluted, from
   Discontinuance of Product Line                     ($        0.01)  $         0.00
                                                      ==============   ==============
Loss per Share, Basic and Diluted                     ($        0.03)  ($        0.04)
                                                      ==============   ==============
Weighted Average Common
   Shares Outstanding                                     26,263,873       20,036,540
                                                      ==============   ==============

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Cash Flows

                                                                     For the Three Months Ended
                                                                             October 31
                                                                   -------------------------------
                                                                     Unaudited        Unaudited
                                                                        2001             2000
                                                                   --------------   --------------
Operating Activities:
Net Loss                                                           $     (677,936)  $     (764,079)
Adjustments to Reconcile Net Loss to Cash
  Used in Operating Activities:
   Depreciation and Amortization                                           34,029           33,911
   Non-Cash Interest Charges                                               15,799          178,997
   Loss on Sale of Equipment                                                7,935                -
   Product and Services Purchased for Stock
      and Options                                                               -            7,000
   Increase  in Accounts and Other Receivables                            (63,374)        (189,799)
   Decrease (Increase) in Inventories                                      12,366          (74,010)
   Increase in Prepaid Expenses                                           (31,294)          (1,193)
   Increase in Accounts Payable and
      Accrued Expenses                                                    195,435          219,741
   Decrease in Other Liabilities                                         (150,000)               -
                                                                   --------------   --------------
Cash Used in Operating Activities                                        (657,040)        (589,432)
                                                                   --------------   --------------

Investing Activities:
   Acquisition of Equipment                                                     -           (3,234)
   Proceeds from the Sale of Equipment                                     10,000                -
                                                                   --------------   --------------
Cash Used in Investing Activities                                          10,000           (3,234)
                                                                   --------------   --------------

Financing Activities:
   Payment of Note Payable                                                 (4,836)               -
   Proceeds from Issuance of Convertible Debentures                             -          435,000
   Proceeds from Issuance of Common Stock                                 790,000                -
   Proceeds from Issuance of Preferred Stock                               27,000          450,000
   Preferred Stock Dividends Paid                                         (27,000)               -
                                                                   --------------   --------------
Cash Provided by Financing Activities                                     785,164          885,000
                                                                   --------------   --------------

Net Increase in Cash                                                      138,124          292,334
Cash and Cash Equivalents - Beginning of Period                             6,161          195,500
                                                                   --------------   --------------
Cash and Cash Equivalents - End of Period                          $      144,285   $      487,834
                                                                   ==============   ==============

Supplemental  disclosures of cash flow  information:
   Non-cash charges against income:
      Amortization of charges to stock warrants                    $       15,799   $       15,799
      One-time charge from issuance of convertible debentures      $            -   $      163,198


            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                   For the Three Months Ended October 31, 2001
                                   (Unaudited)

                                                  Par                        Par      Additional
                                 Preferred       Value        Common        Value       Paid-in       Accumulated
                                   Shares      Preferred      Shares       Common       Capital          Deficit           Totals
                                ------------- ------------ ------------- ----------- -------------- ---------------- ---------------
Balance, July 31, 2001                 7,500   $        8    24,743,873   $  24,744   $ 14,271,385   $ (16,875,923)   $ (2,579,786)
                                ============= ============ ============= =========== ============== ================ ===============

Stock Issued for Cash                      -            -     2,000,000       2,000        498,000                -         500,000
Preferred Stock Dividends Paid           270            -             -           -         27,000         (27,000)               -
Net Loss October 31, 2001                  -            -             -           -              -        (677,936)       (677,936)
                                ------------- ------------ ------------- ----------- -------------- ---------------- ---------------
Balance October 31, 2001               7,770   $        8    26,743,873   $  26,744   $ 14,796,385   $ (17,580,858)   $ (2,757,721)
                                ============= ============ ============= =========== ============== ================ ===============

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                October 31, 2001


Note 1. The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The unaudited condensed consolidated financial statements and notes are prepared in accordance with Rule 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended July 31, 2001. The balance sheet as of July 31, 2001 was derived from the audited financial statements as of that date. The results of operations for the three-months ended October 31, 2001 are not necessarily indicative of those to be expected for the entire year.

Note 2. In accordance with a settlement agreement dated February 16, 2001, on August 3, 2001, M.G. Robertson consummated the purchase of 3,925,000 shares of Common Stock for $375,000 in a private transaction.

Note 3. On September 12, 2001, the Company sold 2,000,000 shares of common stock in a private sale for $500,000. The subscription agreement calls for payments of $300,000 on or before October 10, 2001 and $200,000 on or before January 10, 2002. The $300,000 payment was received on October 5, 2001 and the $200,000 payment was received on December 3, 2001.

Note 4. On August 1, 2001 the Company signed an employment agreement with Lowell
W. Morse, to act as President of the Company. Among others, the terms of the agreement provide for a salary of $240,000 per year, and stock options for 2,000,000 shares of the Company's common stock, which vest over the first two years of his employment. The grant of these options was made under the Company's 2001 Employee Stock Option Plan. The 2001 Employee Stock Option Plan was approved by a vote of the shareholders at the annual meeting of the shareholders which was held in December 2001.

Note 5. On July 17, 2001, the Company discontinued its dust control and road stabilization business to focus its resources on distribution of its Ice Ban(R) products. The Company determined that the investment required to develop product demand and a nationwide sales, distribution, and support network for its Roadbind products required more resources than were available to the Company at the time.

In accordance with the discontinuance plan, the Company terminated all of its sales staff associated with the Roadbind product line, began efforts to liquidate all remaining Roadbind products, sell the equipment associated with the products, and terminate any contracts associated with the Roadbind product line. During the quarter ended October 31, 2001, the Company determined that the net realizable value of the remaining inventory and two remaining application trucks was below the estimates made at the end of the fiscal year ended July 31, 2001. Accordingly additional losses of $77,629 and $20,000 were recorded for inventory and application trucks, respectively. In addition, $44,507 was recorded for a change in estimate for operating losses during the phase-out period.

For the three-month period ended October 31, 2000, the operating results for the Roadbind product line are summarized as follows:

                                                        2000
                                                        ----

         Sales                                      $     80,214
                                                   -------------
         Gross Profit (Loss)                             (20,842)
         Sales, Marketing, and Other Expenses             86,503
                                                   -------------
         Net Loss                                   $   (107,345)
                                                   =============

                          NATURAL SOLUTIONS CORPORATION
        Notes to Condensed Consolidated Financial Statements (Continued)
                                October 31, 2001


Note 6. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                       For the Three Months Ended October 31, 2001
                                                    -------------------------------------------------
                                                       Net Loss          Shares           Per Share
                                                     (Numerator)      (Denominator)         Amount
                                                    -------------------------------------------------
Net Loss from Continuing Operations                     ($535,800)

Less: Preferred Stock Dividends                           (15,123)
                                                    -------------
Loss Per Share, Basic and Diluted from
   Continuing Operations Available to Common
   Shareholders                                          (550,923)      26,263,873       $      (0.02)
                                                                                         ============
Loss Per Share, Basic and Diluted from
   Discontinuance of Product Line Available to
   Common Shareholders                                   (142,136)      26,263,873       $      (0.01)
                                                    -------------                        ============

Loss per Share, Basic and Diluted                       ($693,059)      26,263,873       $      (0.03)
                                                                                         ============


Exercisable options, warrants, and convertible securities to acquire 11,872,000 shares of common stock were outstanding at October 31, 2001, but were not included in the computation of diluted earnings per share as their effect was antidilutive to the reported loss per basic common share.

                                                   For the Three Months Ended October 31, 2000
                                                 -----------------------------------------------
                                                    Net Loss         Shares          Per Share
                                                  (Numerator)     (Denominator)        Amount
                                                 -----------------------------------------------
Loss Per Share, Basic and Diluted from
   Continuing Operations Available to Common
   Shareholders                                     ($656,734)      20,036,540        $  (0.03)
                                                                                     ===========

Loss Per Share, Basic and Diluted from
   Discontinued of Product Line Available to
   Common Shareholders                               (107,345)      20,036,540        $  (0.01)
                                                 ------------                        ===========

Loss per Share, Basic and Diluted                   ($764,079)      20,036,540        $  (0.04)
                                                                                     ===========

Exercisable options, warrants, and convertible securities to acquire 10,605,847 shares of common stock were outstanding at October 31, 2000, but were not included in the computation of diluted earnings per share as their effect was antidilutive to the reported loss per basic common share.


Note 7. Contingencies and Legal Matters include the following:

Sears Oil Company alleges fraudulent misrepresentation and inducement regarding the Toth Patent. The plaintiff amended their complaint to allege patent infringement of the Toth patent. Plaintiffs seek damages of $400,000 plus dissolution of a New York LLC in which both parties are principals. The Company has filed counterclaims alleging breach of fiduciary duty, breach of a confidentiality agreement

                          NATURAL SOLUTIONS CORPORATION
        Notes to Condensed Consolidated Financial Statements (Continued)
                                October 31, 2001


by Sears Oil Company and others acting in concert with Sears Oil Company. No trial has been scheduled as of the date of the issuance of these financial statements. Management is uncertain of the outcome in this case and unable to estimate the amount or range of potential loss.

Minnesota Corn Processors seeks $143,555 in damages for product allegedly delivered to the Company, which is included in trade payables as of July 31, 2001. The Company disputes this claim, and has filed a counterclaim, seeking damages for MCP's breach of a Supply Agreement and Sublicense Agreement.

Note 8. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception, August 14, 1996, and has aggregate operating losses of $17,580,858 through October 31, 2001. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations.

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

Management's plan to overcome these problems include the following:

    1. The Company is seeking to raise $1,250,000 of additional capital through the sale of stock in the Company or the issuance of debt.

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

    6. Company has begun efforts to locate businesses with products for sale and distribution through the Company's network of customers and distributors.

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

Item 2.  Management's Discussion and Analysis

Forward Looking Statements:

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including increased competition from other products and product resellers; the Company's ability to maintain and increase its distributor network; the Company's ability to acquire sufficient raw materials to meet customer demands; changes in environmental regulations; general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Overview:

The Company was formed to exploit in the United States certain patents, rights to patents, and other proprietary products covered under a licensing agreement to market agricultural and timber co-products such as road de-icing and anti-icing products. The products are marketed under the protected trade names of Ice Ban(R). These products are sold through a network of direct sales representatives and licensed distributors throughout the United States.

Until July 17, 2001, the Company also marketed a product under the trade name RB ULTRA(TM) in the U.S. RB ULTRA(TM) is a biodegradable, environmentally friendly, non-toxic, non-corrosive dust control and road stabilization product for use in the maintenance of unpaved roads.

In fiscal year 2002, the Company began efforts to locate businesses with products for sale and distribution through the Company's network of customers and distributors. The Company will actively seek out, research, and consider acquisition of such companies and products that complement the existing products and customer needs. There can be no assurance that the Company will locate or successfully negotiate terms with any such businesses or that such new products will result in significant increases in sales.

Results of Operations - The Three Months Ended October 31, 2001 Compared to the Three Months Ended October 31, 2000:

Net sales from continuing operations for the three months ended October 31, 2001 were $147,125, compared to $366,585 for the same period last year; resulting in an decrease of $219,460 or 60%. The Company believes that the decrease in sales is largely due a carryover of customer and distributor inventories from last winter, a warmer than normal fall, and the economic recession. Discounted sales of the previous generation of Ice Ban products also had a negative impact on sales, which resulted from the introduction of the next generation of Ice Ban products.

The Company has increased its government bid activities and added new customers and distributors to its sales and distribution network. Although there can be no assurances, management believes that the continued implementation of the its sales and marketing plans, the introduction of enhanced Ice Ban products, and a return to normal winter weather conditions may result in higher net sales for the remainder of fiscal years

2002 and beyond.

The gross profit for the current period totaled $494 (.3% of net sales), compared to $111,548 (30% of net sales) for the comparable period in the prior year, a decrease of $111,054. The dollar decrease in gross margin is largely due to decreased sales volume and margins, which cover fixed storage and rail car leases.

Selling and administrative expenses totaled $456,370, compared to $557,850 for the same period last year; a reduction of $101,480. The most significant items effecting the reduction of these expenses is the $66,372 reduction of legal fees, due to the settlements of several legal disputes in fiscal year 2001. Professional fees also declined by $37,655, which was primarily the result of a change in auditors. A variety of small expense reductions further contributed to these savings. As the Company continues to expand its marketing, sales, and distribution efforts, advertising, payroll, and travel expenses are expected to increase.

Other expense totaled $79,924 in the current year compared to $210,432 in the same quarter of the prior year. This improvement is primarily due to a non-cash interest charge of $178,997 in the prior year, which resulted from changes in the required accounting treatment for convertible debentures and regular interest accruals on that debt. The non-cash charges for these items totaled $15,799 in the current year. Normal interest accruals associated with long-term debt totaled $64,125 in the current period and $31,435 in the prior year.

Loss from continuing operations for the three-months ended October 31, 2001 was $535,800, compared to $656,735 for the same period ended October 31, 2000, an improvement of $120,935 or 18%.

In July 2001, the Company discontinued its efforts to market Roadbind dust control and soil stabilization products. During the previous two years, the Company incurred losses from Roadbind operations and discontinuance of the product line of $780,519 and $325,638 in fiscal years ended July 31, 2001 and 2000, respectively. In the current year, the Company recorded additional losses on discontinuance of the product line totaling $142,136. This loss reflects management's changes in estimates of the net realizable value of inventory and other Roadbind assets including a provision for operating losses during the phase-out period.

The Company had a net loss of $677,936 for quarter ended October 2001 compared to a net loss of $764,079 for the quarter ended October 31, 2000.

Liquidity and Capital Resources:

In the three-months ended October 31, 2001, operating activities consumed $657,040, compared to $589,432 consumed in the comparable period in 2000, an increase of $67,608 or 11%. This increase in cash consumed is primarily due to the payment of $150,000 for legal settlement obligations, which was partially offset by a variety of smaller items.

The Company recorded an infusion of $790,000 from financing activities in the first three-months of the current fiscal year. The following paragraphs describe each of the transactions.

On July 25, 2001, Dr. Robertson invested $500,000 through the sale of 5,208,333 shares of common stock to Dr. Robertson. At the end of the fiscal year ended July 31, 2001, the company had received $10,000 of this subscription. The remaining $490,000 was received during the three-months ended October 31, 2001.

On September 12, 2001, the Company sold 2,000,000 shares of common stock in a private sale for $500,000. The subscription agreement called for payments of $300,000 on or before October 10, 2001 and $200,000 on or before January 10, 2002. The $300,000 payment was received on October 5, 2001 and the $200,000 payment was received on December 3, 2001.

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

The Company also believes that increased sales are necessary in order to achieve adequate short-term and long-term liquidity and solvency. The plan of operations for the next twelve months anticipates that Ice Ban(R) will provide the dominant share of revenue. However, due to the significant amount fixed storage costs, increased sales volumes are expected to result in a decline in the cost of product sold as a percent of net sales.



                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth below, please see the disclosures provided in Item 3 of the annual report on Form 10-KSB for the fiscal year ended July 31, 2001 for a description of the Company's pending legal proceedings.

1. Natural Solutions Corporation et al. vs. Sears Oil, et al., Case No. 99-3344, in the Circuit Court in and for Palm Beach County. This is a lawsuit filed on April 6, 1999, by the Company and IBUSA for breach of contract and for a declaratory judgement against the named Hungarian inventors of the so-called "Vinasz" patent, and tortious interference with the Company's rights to the so-called Vinasz patent acquired by Mr. Janke from the Hungarian inventors. Some limited discovery on jurisdiction has been undertaken in this case. The Company has filed an Amended Complaint and is awaiting the Defendants' responsive pleadings.

2. Terrabind International, Inc., et al. v. Natural Solutions Corporation, et al., Case No. 01-89700. This case was filed on November 7, 2001 in the United States District Court for the southern District of Florida by Terrabind and certain former officers and managers of the Company against the Company and one former officer and one current officer of the Company. The suit seeks unspecified compensatory and punitive damages. It alleges securities fraud for activities of the Company between 1996 and 1999, malicious prosecution and abuse of process with respect to the Company's previous lawsuit against the plaintiffs. A description of this lawsuit is included in the Form 10-KSB. The Company is investigating the allegations and intends to vigorously defend this matter.

Item 2.  Changes in Securities and Use of Proceeds

On September 12, 2001, the Company sold 2,000,000 shares of common stock in a private sale for $500,000. The subscription agreement called for payments of $300,000 on or before October 10, 2001 and $200,000 on or before January 10, 2002. The $300,000 payment was received on October 5, 2001 and the $200,000 payment was received on December 3, 2001. The Company relied upon the exemption from registration provided by ss.4(2) of the Securities Act of 1933.

Item 3.  Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.                 Description
-----------    -----------------------------------------------------------------

10.1 Employment Contract between Lowell W. Morse and Natural Solutions Corporation dated August 1, 2001 (See Form 10-KSB filed on October 29, 2001)

--------------------------------------

(b)      Reports on Form 8-K

On August 8, 2001, the Company filed a Current Report on Form 8-K dated July 27, 2001 to disclose, under Item 5, a press release that announced the appointment of the President of the Company.

On August 17, 2001, the Company filed a Current Report on Form 8-K dated August 9, 2001 to disclose, under Item 5, a press release that announced that the Company would suspend its expansion efforts into the dust suppression market.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Natural Solutions Corporation (Registrant)



Date: December 17, 2001               By: /s/ Lowell W. Morse
                                          --------------------------------------
                                          Lowell W. Morse, President


                                      By: /s/ Michael D. Klansek
                                          --------------------------------------
                                          Michael D. Klansek, Treasurer
                                            and Chief Financial Officer