Form 10QSB
period 2002-01-31
NATURAL SOLUTIONS CORP
filed 2002-03-18
CIK 1096594

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2002

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-28155

                          NATURAL SOLUTIONS CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Nevada                                                88-0367024
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                          100 Volvo Parkway, Suite 200
                           Chesapeake, Virginia 23320
                    (Address of Principal Executive Offices)

                                 (757) 548-4242
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes __X__ No _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          26,743,873 shares of common stock, par value $.001 per share, outstanding as of February 28, 2002

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

            Condensed Consolidated Statements of Operations                  F-3

            Condensed Consolidated Statements of Cash Flows                  F-4

            Condensed Consolidated Statements of Changes in
            Stockholders' Deficit                                            F-5

            Notes to Condensed Consolidated Financial Statements             F-6

                          NATURAL SOLUTIONS CORPORATION
                      Condensed Consolidated Balance Sheets

                                                                 Unaudited       Unaudited
                                                                 January 31,     January 31,
                 ASSETS                                             2002            2001        July 31, 2001
------------------------------------------------------------    ------------    ------------    -------------
Current Assets:
   Cash and Cash Equivalents                                    $     95,849    $    317,027    $      6,161
   Trade Accounts Receivable, net                                    404,835         598,519          72,688
   Stock Subscription Receivable                                           -               -         490,000
   Other Receivables, net                                             22,156          30,082          36,479
   Inventories                                                       214,600         600,310         239,784
   Prepaid Expenses                                                   66,830          34,966          34,692
                                                                ------------    ------------    ------------
      Total Current Assets                                           804,270       1,580,904         879,804

Property and Equipment, at cost                                      178,616         161,850         233,673
   Less Accumulated Depreciation                                     (88,439)        (89,556)       (110,916)
                                                                ------------    ------------    ------------
                                                                      90,177          72,294         122,757

Licensing Agreement, net                                             170,320         273,223         221,771
                                                                ------------    ------------    ------------
                                                                $  1,064,767    $  1,926,421    $  1,224,332
                                                                ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Trade Accounts Payable                                          1,526,296         946,445       1,165,436
   Accrued Expenses                                                  489,645         243,680         387,958
   Notes Payable                                                      98,526         102,000         104,974
   Other Liabilities                                                       -               -         150,000
                                                                ------------    ------------    ------------
      Total Current Liabilities                                    2,114,467       1,292,125       1,808,368

Convertible Debentures to Related Party                            1,620,350       1,557,152       1,588,751
Other Liabilities                                                    150,000               -         150,000
Long Term Debt to Related Party                                      257,000         257,000         257,000
                                                                ------------    ------------    ------------
      Total Liabilities                                            4,141,817       3,106,277       3,804,119
                                                                ------------    ------------    ------------

Commitments and Contingent Liabilities

Stockholders' Equity (Deficit):
   8% Convertible Preferred Stock, $0.001 par value,
     20,000,000 shares authorized, 7,770 issued and
     outstanding on January 31, 2002, 7,500 on July 31,
     2001, and 6,500 on January 31, 2001                                   8               7               8
   Common Stock, $0.001 par value, 55,000,000 shares
     authorized, 26,743,873 issued and outstanding
     on January 31, 2002, 24,743,873 on July 31, 2001,
     and 20,046,540 on January 31, 2001                               26,744          20,047          24,744
   Additional Paid-in Capital                                     14,826,485      14,255,773      14,271,385
   Accumulated Deficit                                           (17,930,287)    (15,455,683)    (16,875,924)
                                                                ------------    ------------    ------------
      Total Stockholders' Equity (Deficit)                        (3,077,050)     (1,179,856)     (2,579,787)
                                                                ------------    ------------    ------------
                                                                $  1,064,767    $  1,926,421    $  1,224,332
                                                                ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Operations

                                                        For the Three Months Ended       For the Six Months Ended
                                                               January 31                       January 31
                                                       ----------------------------    ----------------------------
                                                        Unaudited       Unaudited       Unaudited       Unaudited
                                                          2002             2001           2002             2001
                                                       ------------    ------------    ------------    ------------
Net Sales                                              $    836,702    $  1,238,378    $    983,827    $  1,591,969
Costs Applicable to Sales                                   644,830         888,951         796,862       1,063,596
                                                       ------------    ------------    ------------    ------------
      Gross Profit                                          191,872         349,427         186,965         528,373

Operating Costs and Expenses:
   Selling and Administrative Expenses                      407,049         488,496         867,352         990,217
                                                       ------------    ------------    ------------    ------------
                                                           (215,177)       (139,069)       (680,387)       (461,844)

Interest and Other Expense,  net                            (42,091)        (80,014)       (122,010)       (279,654)
                                                       ------------    ------------    ------------    ------------
   Losses from Continuing Operations Before Taxes          (215,177)       (219,083)       (802,397)       (741,498)

Income Tax Expense                                                -               -               -               -
                                                       ------------    ------------    ------------    ------------
   Losses from Continuing Operations                       (257,268)       (219,083)       (802,397)       (741,498)

Discontinued Operations:
  Loss from Operations of Discontinued Product
     Line, Net of Taxes                                           -        (124,871)              -        (241,599)
  Loss on Discontinuance of Product Line, including
     Provision of $77,629 for Operating Losses
     During Phase-Out Period, net of taxes                  (62,315)              -        (194,866)              -
                                                       ------------    ------------    ------------    ------------
Net Loss                                               $   (319,583)   $   (343,954)   $   (997,263)   $   (983,097)
                                                       ============    ============    ============    ============

Loss per Share, Basic and Diluted, from
   Continuing Operations                                     ($0.01)         ($0.01)         ($0.03)         ($0.04)
                                                       ============    ============    ============    ============
Loss per Share, Basic and Diluted, from
   Discontinued Product Line, net of taxes                        -          ($0.01)              -          ($0.01)
                                                       ============    ============    ============    ============
Loss per Share, Basic and Diluted, from
   Discontinuance of Product Line                                 -               -          ($0.01)              -
                                                       ============    ============    ============    ============
Loss per Share, Basic and Diluted                            ($0.01)         ($0.02)         ($0.04)         ($0.05)
                                                       ============    ============    ============    ============
Weighted Average Common
   Shares Outstanding                                    26,743,873      20,046,540      26,243,873      20,041,540
                                                       ============    ============    ============    ============


            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
                 Condensed Consolidated Statements of Cash Flows

                                                                 For the Six Months Ended January 31
                                                                   ------------------------------
                                                                     Unaudited        Unaudited
                                                                        2002            2001
                                                                   -------------    -------------
Operating Activities:
Net Loss                                                           $    (997,263)   $    (983,097)
Adjustments to Reconcile Net Loss to Cash
  Used in Operating Activities:
   Depreciation and Amortization                                          66,096           67,946
   Non-Cash Interest Charges                                              31,599          214,732
   Loss on Sale of Fixed Asset                                             7,937                -
   Product and Services Purchased for Stock
      and Options                                                              -            7,000
   Increase  in Accounts and Other Receivables                          (317,824)        (496,909)
   Decrease (Increase) in Inventories                                     25,184          (89,620)
   Increase in Prepaid Expenses                                          (32,138)          (9,659)
   Increase in Accounts Payable and
      Accrued Expenses                                                   462,545          240,404
   Decrease in Other Liabilities                                        (150,000)               -
                                                                   -------------    -------------
Cash Used in Operating Activities                                       (903,864)      (1,049,203)
                                                                   -------------    -------------

Investing Activities:
   Acquisition of Equipment                                                    -           (8,733)
   Proceeds from the Sale of Equipment                                    10,000                -
                                                                   -------------    -------------
Cash Provided by (Used in) Investing Activities                           10,000           (8,733)
                                                                   -------------    -------------

Financing Activities:
   Payment of Note Payable                                                (6,448)               -
   Proceeds from Issuance of Convertible Debentures                            -          535,000
   Proceeds from Issuance of Common Stock                                990,000                -
   Proceeds from Issuance of Preferred Stock                              57,100          650,000
   Preferred Stock Dividends Paid                                        (57,100)          (5,537)
                                                                   -------------    -------------
Cash Provided by Financing Activities                                    983,552        1,179,463
                                                                   -------------    -------------

Net Increase in Cash                                                      89,688          121,527
Cash and Cash Equivalents - Beginning of Year                              6,161          195,500
                                                                   -------------    -------------
Cash and Cash Equivalents - End of Year                            $      95,849    $     317,027
                                                                   =============    =============

Supplemental Disclosures of Cash Flow Information:
   Non-Cash Charges Against Income:
      Amortization of Charges to Stock Warrants                    $      31,599    $      31,607
      One-Time Charge from Issuance of Convertible Debentures      $           -    $     183,125

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                    For the Six Months Ended January 31, 2002
                                   (Unaudited)

                                                   Par                         Par       Additional
                                  Preferred       Value         Common        Value        Paid-in     Accumulated
                                    Shares      Preferred       Shares        Common       Capital       Deficit         Totals
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance, July 31, 2001                  7,500  $          8    24,743,873  $     24,744  $ 14,271,385  $(16,875,924)  $ (2,579,787)
                                 ============  ============  ============  ============  ============  ============   ============

Stock Issued for Cash                       -             -     2,000,000         2,000       498,000             -        500,000
Preferred Stock Dividends Paid            270             -             -             -        57,100       (57,100)             -
Net Loss January 31, 2002                   -             -             -             -             -      (997,263)      (997,263)
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance January 31, 2002                7,770  $          8    26,743,873  $     26,744  $ 14,826,485  $(17,930,287)  $ (3,077,050)
                                 ============  ============  ============  ============  ============  ============   ============

            See Notes to Condensed Consolidated Financial Statements.

                          NATURAL SOLUTIONS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                January 31, 2002


Note 1. The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The unaudited condensed consolidated financial statements and notes are prepared in accordance with Rule 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended July 31, 2001, which is included in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001. The balance sheet as of July 31, 2001 was derived from the audited financial statements as of that date. The results of operations for the six-months ended January 31, 2002 are not necessarily indicative of those to be expected for the entire year.

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

Note 4. On August 1, 2001 the Company signed an employment agreement with Lowell
W. Morse, to act as President of the Company. Among others, the terms of the agreement provide for a salary of $240,000 per year, and stock options for 2,000,000 shares of the Company's common stock, which vest over the first two years of his employment. The grant of these options was made under the Company's 2001 Employee Stock Option Plan. The 2001 Employee Stock Option Plan was approved by a vote of the shareholders at the annual meeting of the shareholders, which was held on December 11, 2001.

In January 2002, the Company entered into an agreement with Cenco Refining Company ("Cenco"), which is owned by Cenco, Inc. M.G. Robertson, who is the Company's Chairman of the Board and the beneficial owner of 65.19% of the Company's common stock, is trustee of the trust that owns the majority interest in Cenco, Inc. This agreement permits the President of the Company to provide certain management services to Cenco in exchange for a management fee of $19,800 per month that is paid directly to the Company. Either party may terminate the agreement at any time. The President of the Company receives no additional compensation for his services to Cenco. The Company does not believe that Mr. Morse's services to Cenco will affect his ability to perform his duties as President of the Company and otherwise fulfill his obligations under his employment agreement.

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

In accordance with the discontinuance plan, the Company terminated all of its sales staff associated with the Roadbind product line, began efforts to liquidate all remaining Roadbind products, sell the equipment associated with the products, and terminate any contracts associated with the Roadbind product line. During the three months and six months ended January 31, 2002, the Company determined that the net realizable value of the remaining inventory and two remaining application trucks was below the estimates made at the end of the fiscal year ended July 31, 2001. For the three months ended January 31, 2002, the losses associated with the discontinuance plan totaled $62,315 and include an additional inventory valuation adjustment of $45,000 and a change in estimate of $17,315 for operating losses during the discontinuance period. For the six months ended January 31, 2002, these losses totaled $194,866 and include additional losses of $122,629 and

                          NATURAL SOLUTIONS CORPORATION
        Notes to Condensed Consolidated Financial Statements (Continued)
                                January 31, 2002


$17,410 for inventory and application trucks, respectively. Also, $54,827 was recorded for a change in estimate for operating losses during the phase-out period.

For the three-month and six-month periods ended January 31, 2001, the operating results for the Roadbind product line are summarized as follows:

                                                    Three Months      Six Months
                                                  ------------------------------
         Sales                                       $   14,186      $   94,400
                                                  ------------------------------
         Gross Profit (Loss)                            (56,823)        (87,047)
         Sales, Marketing, and Other Expenses            68,048         154,552
                                                  ------------------------------
         Net Loss                                    $ (124,871)     $ (241,599)
                                                  ==============================

Note 6. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                      For the Six Months Ended January 31, 2002
                                                     -------------------------------------------
                                                        Net Loss        Shares        Per Share
                                                      (Numerator)   (Denominator)      Amount
                                                     ------------   -------------   ------------
Net Loss from Continuing Operations                  $   (802,397)
Plus: Preferred Stock Dividends                           (57,100)
                                                     ------------
Loss Per Share, Basic and Diluted, from
   Continuing Operations Available to Common
   Shareholders                                          (859,497)    26,243,873    $      (0.03)
                                                                                    ============
Loss Per Share, Basic and Diluted, from
   Discontinuance of Product Line Available to
   Common Shareholders                                   (194,866)    26,243,873    $      (0.01)
                                                     ------------                   ============
Loss per Share, Basic and Diluted                    $ (1,054,363)    26,243,873    $      (0.04)
                                                     ============                   ============

Exercisable options, warrants, and convertible securities to acquire 14,774,910 shares of common stock were outstanding at January 31, 2002, but were not included in the computation of diluted earnings per share as their effect was anti-dilutive to the reported loss per basic common share.

                                                      For the Six Months Ended January 31, 2001
                                                     -------------------------------------------
                                                        Net Loss       Shares        Per Share
                                                      (Numerator)   (Denominator)     Amount
                                                     ------------   -------------   ------------
Net Loss from Continuing Operations                  $   (741,498)
Plus: Preferred Stock Dividends                            (5,537)
                                                     ------------
Loss Per Share, Basic and Diluted, from
   Continuing Operations Available to Common
   Shareholders                                          (747,035)    20,041,540    $      (0.04)
                                                                                    ============
Loss Per Share, Basic and Diluted, from
   Discontinued Product Line Available to
   Common Shareholders                                   (241,599)    20,041,540    $      (0.01)
                                                     ------------                   ============
Loss per Share, Basic and Diluted                    $   (988,634)    20,041,540    $      (0.05)
                                                     ============                   ============

Exercisable options, warrants, and convertible securities to acquire 12,594,910 shares of common stock were outstanding at January 31, 2001, but were not included in the computation of diluted earnings per share as their effect was anti-dilutive to the reported loss per basic common share.

                          NATURAL SOLUTIONS CORPORATION
        Notes to Condensed Consolidated Financial Statements (Continued)
                                January 31, 2002


Note 8. As of January 31, 2002, M.G. Robertson, the Company's Chairman of the Board, held convertible debentures issued by the Company in the aggregate amount of $1,885,000. Interest accrues on this amount at 10% per year. Such interest payments are due in arrears, semi-annually. The interest may be paid in cash or common stock, at the Company's election. To date, the Company has not paid any interest on the convertible debentures held by Dr. Robertson. At January 31, 2002, there was a total of $352,227 of accrued interest due on these debentures. Dr. Robertson has not yet demanded payment.

Note 9. Contingencies and Legal Matters include the following:

Sears Oil Company alleges fraudulent misrepresentation and inducement regarding the Toth patent. The plaintiff amended their complaint to allege patent infringement of the Toth patent. Plaintiffs seek damages of $400,000, unspecified consequential damages, plus dissolution of a New York LLC in which both parties are principals. The Company has filed counterclaims alleging breach of fiduciary duty, breach of a confidentiality agreement by Sears Oil Company and others acting in concert with Sears Oil Company. No trial has been scheduled as of the date of the issuance of these financial statements. Management is uncertain of the outcome in this case and unable to estimate the amount or range of potential loss, if any.

Minnesota Corn Processors seeks $143,555 in damages for product allegedly delivered to the Company, which is included in trade payables as of July 31, 2001. The Company disputes this claim, and has filed a counterclaim, seeking damages for MCP's breach of a Supply Agreement and Sublicense Agreement.

Terrabind International, Inc. alleges malicious prosecution and abuse of process with respect to the Company's previous lawsuit against Terrabind. The Company disputes this claim and is vigorously defending itself. The outcome is uncertain and the amount or range of loss, if any, is not available.

Note 10. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception, August 14, 1996, and has aggregate operating losses of $17,930,287 through January 31, 2002. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations.

The Company believes that increased sales are necessary in order to achieve adequate short-term and long-term liquidity and solvency. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. The Company has primarily funded its operations through the sale of its common stock and preferred stock, and the issuance of debt. There can be no assurance that the Company will be able to continue to do so in the future and, if so, that such funding will provide sufficient capital on terms favorable to the Company. Management's plan to overcome these problems include the following:

1. The Company is seeking to raise $1,250,000 of additional capital through the sale of stock in the Company or the issuance of debt.

2. The Company is exploring opportunities to establish relationships with other companies with the goal to provide year-round product sales and increased sales of existing products.

3. The Company has developed a series of upgraded Ice Ban(R)products, which better meet the performance and environmental standards, developed in the industry. As a result, the Company has added certain new customers, which may increase sales in the next winter season.

4.  The Company has refined its  strategic  plan  addressing  marketing,  sales,
    product  quality,   and  operational   issues  and  is  in  the  process  of
    implementing each of the elements of that plan.

                          NATURAL SOLUTIONS CORPORATION
        Notes to Condensed Consolidated Financial Statements (Continued)
                                January 31, 2002


5. The Company is also continuing to streamline its central organization and eliminating unnecessary overhead costs.

These uncertainties and the uncertainties associated with the unresolved litigation matters raise substantial doubt about the Company's ability to continue as a going concern and, therefore, about its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments and classification of liabilities that may be necessary if the entity is unable to continue as a going concern.

Item 2.  Management's Discussion and Analysis

Forward Looking Statements:

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including reliance on winter weather conditions, increased competition from other products and product resellers; the Company's ability to maintain and increase its distributor network; the Company's ability to acquire sufficient raw materials to meet customer demands; changes in environmental regulations; general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Overview:

The Company was formed to exploit certain patents, rights to patents, and other proprietary products covered under a licensing agreement to market agricultural and timber co-products such as road de-icing and anti-icing products in the United States. The products are marketed under the protected trade names of Ice Ban(R). These products are sold through a network of direct sales representatives and licensed distributors throughout the United States.

Until July 17, 2001, the Company also marketed a product under the trade name RB ULTRA(TM) in the U.S. RB ULTRA(TM) is a biodegradable, environmentally friendly, non-toxic, non-corrosive dust control and road stabilization product for use in the maintenance of unpaved roads. The Company discontinued this product after it determined that the investment required to develop product demand and a nationwide sales, distribution, and support network for this product required more resources than were available to the Company at the time.

In fiscal year 2002, the Company began efforts to locate businesses with year-round products for sale and distribution through the Company's network of customers and distributors. The Company will actively seek out, research, and consider acquisition of such companies and products that complement the existing products and customer needs. The Company has also revised its Ice Ban(R) sales and marketing strategy for future winter seasons to decrease its reliance on a direct sales force and instead to emphasize distributor sales almost exclusively. There can be no assurance that the Company will locate or successfully negotiate terms with any such businesses or that such new products will result in significant increases in sales.

Results of Operations - The Three-Months Ended January 31, 2002 Compared to the Three-Months Ended January 31, 2001:

Net sales from continuing operations for the three-months ended January 31, 2002 were $836,702, compared to $1,238,378 for the same period last year; resulting in an decrease of $401,676 or 33%. The Company believes that the decrease in sales is largely due an abnormally mild winter throughout the United States and a carryover of customer and distributor inventories from last winter. Discounted sales of the previous generation of Ice Ban products also had a negative impact on sales, which resulted from the introduction of the next generation of Ice Ban products.

The Company has increased its government bid activities, added new customers, and modified its distributor network in an effort to increase sales. Although there can be no assurances, management believes that the continued
implementation of its sales and marketing plans, further promotion of the enhanced Ice Ban products, and a return to normal winter weather conditions may result in higher net sales for fiscal years 2003 and beyond.

The Company is also seeking additional products and services to expand its sales base beyond the existing products lines.

The gross profit for the current period totaled $191,872 (23% of net sales), compared to $349,427 (28% of net sales) for the comparable period in the prior year, a decrease of $157,555. The dollar decrease in gross margin is largely due to decreased sales volume and margins, which cover fixed storage and rail car leases recorded as cost of sales.

Selling and administrative expenses totaled $407,049, compared to $488,496 for the same period last year; a reduction of $81,447. The most significant items effecting the reduction of these expenses is the $25,012 reduction of sales and distributor commissions, resulting from the decline in sales. A variety of other expense variations further contributed to these savings. As the Company attempts to expand its marketing, sales, and distribution efforts, advertising, payroll, and travel expenses are expected to increase.

Other expense totaled $42,091 in the current year, as compared to $80,014 in the same three-months of the prior year. This improvement is primarily due to non-cash interest charges of $35,799 in the prior year, which resulted from changes in the required accounting treatment for convertible debentures. The non-cash charges for these items totaled $15,799 in the current year. Other interest accruals associated with long-term debt totaled $26,292 in the current period and $44,215 in the prior year.

Losses from continuing operations for the three-months ended January 31, 2002 were $257,268, as compared to $219,083 for the same period ended January 31, 2001, an increase of $38,185 or 17%.

In July 2001, the Company discontinued its efforts to market Roadbind dust control and soil stabilization products. During the previous two years, the Company incurred losses from Roadbind operations and discontinuance of the product line of $780,519 and $325,638 in fiscal years ended July 31, 2001 and 2000, respectively. In the three-months ended January 31, 2002, the Company recorded additional losses on discontinuance of the product line totaling $62,315. These losses include an additional inventory valuation adjustment of $45,000 and a change in estimate of $17,315 for operating losses during the discontinuance period. In the three-month period ended January 31, 2001, the Company lost $124,871 from Roadbind operations.

The Company had a net loss of $319,583 for three-months ended January 31, 2002, compared to a net loss of $343,954 for the quarter ended January 31, 2001, an improvement of 24,371.

Results of Operations - The Six-Months Ended January 31, 2002 Compared to the Six-Months Ended January 31, 2001:

Net sales from continuing operations for the six-months ended January 31, 2002 were $983,827, compared to $1,591,969 for the same period last year; resulting in an decrease of $608,142 or 38%. The Company believes that the decrease in sales is largely due an abnormally mild winter throughout the United States and a carryover of customer and distributor inventories from last winter. Discounted sales of the previous generation of Ice Ban products also had a negative impact on sales, which resulted from the introduction of the next generation of Ice Ban products.

The Company has increased its government bid activities, added new customers, and modified its distributor network in an effort to increase sales. Although there can be no assurances, management believes that the continued implementation of the its sales and marketing plans, further promotion of the enhanced Ice Ban products, and a return to normal winter weather conditions may result in higher net sales for fiscal years 2003 and beyond.

The Company is also seeking additional products and services to expand its sales base beyond the existing products lines.

The gross profit for the current period totaled $186,965 (19% of net sales), compared to $528,373 (33% of net sales) for the comparable period in the prior year, a decrease of $341,408. The dollar decrease in gross margin is largely due to decreased sales volume and margins, which cover fixed storage and rail car leases recorded as cost of sales.

Selling and administrative expenses totaled $867,352, compared to $990,217 for the same period last year; a reduction of $122,865. The most significant items effecting the reduction of these expenses is the $67,655 reduction of legal fees, due to the settlements of several legal disputes in fiscal year 2001. Professional fees also declined by $35,501, which was primarily the result of a change in auditors. A variety of small expense variations further contributed to these savings. As the Company continues to expand its marketing, sales, and distribution efforts, advertising, payroll, and travel expenses are expected to increase.

Other expense totaled $122,010 in the current year, as compared to $279,654 in the same six-months of the prior year. This improvement is primarily due to non-cash interest charges of $214,732 in the prior year, which resulted from changes in the required accounting treatment for convertible debentures. The non-cash charges for these items totaled $31,599 in the current year. Other interest accruals associated with long-term debt totaled $90,411 in the current period and $64,922 in the prior year.

Losses from continuing operations for the six-months ended January 31, 2002 were $802,397, as compared to $741,498 for the same period ended January 31, 2001, an increase of $60,899 or 8%.

In July 2001, the Company discontinued its efforts to market Roadbind dust control and soil stabilization products. During the previous two years, the Company incurred losses from Roadbind operations and discontinuance of the product line of $780,519 and $325,638 in fiscal years ended July 31, 2001 and 2000, respectively. In the current year, the Company recorded additional losses on discontinuance of the product line totaling $194,866. These losses include additional valuation adjustments of $122,629 and $17,410, respectively, for inventory and application trucks, plus a change in estimate of $54,827 for operating losses during the discontinuance period. In the prior year, the Company lost $241,599 from Roadbind operations.

The Company had a net loss of $997,263 for six-months ended January 31, 2002, compared to a net loss of $983,097 for the quarter ended January 31, 2001.

Liquidity and Capital Resources:

In the six-months ended January 31, 2002, operating activities consumed $903,864, compared to $1,049,203 consumed in the comparable period in 2001, a decrease of $145,339 or 14%. This decrease in cash consumed is primarily due to an increase in accounts payable and accrued expenses of $462,545, compared to an increase of $240,404 in the prior year. A variety of smaller items also contributed to the decrease in cash consumed by operating activities. This was partially offset by the payment of $150,000 for legal settlement obligations.

The Company recorded an infusion of $990,000 from financing activities in the first six-months of the current fiscal year. The following paragraphs describe each of the transactions.

On July 25, 2001, Dr. Robertson invested $500,000 through the sale of 5,208,333 shares of Company common stock. At the end of the fiscal year ended July 31, 2001, the Company had received $10,000 of this subscription. The remaining $490,000 was received during the six-months ended January 31, 2002.

On September 12, 2001, the Company sold 2,000,000 shares of common stock in a private sale for $500,000. The subscription agreement called for payments of $300,000 on or before October 10, 2001 and $200,000 on or before January 10, 2002. The $300,000 payment was received on October 5, 2001 and the $200,000 payment was received on December 3, 2001.

The Company believes that it is necessary to raise additional debt or equity capital in order to meet its short-term liquidity and solvency needs over the next twelve months while maintaining operations and supporting the continued expansion of the marketing, sales, and distribution efforts throughout the United States. Currently, sales volumes do not produce sufficient profits to support the expansion planned for the remainder of the current fiscal year. The Company continues to seek an additional $1,250,000 in debt and equity to finance its current operational plans and expand its sales, marketing, and distribution networks. The Company is seeking other qualified investors to fund this amount. In addition, the Company is exploring opportunities to establish relationships with other companies with the goal to provide year-round product sales opportunities and growth of the Company's existing product sales.

The Company believes that an additional $1,250,000 in funding will be sufficient to achieve operating profits and fuel its growth for the foreseeable future. There can be no assurance, however, that the Company will secure such additional financing. There also can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If issuing equity securities raises additional funds, such securities may result in further dilution to the existing stockholders.

The Company also believes that increased sales are necessary in order to achieve adequate short-term and long-term liquidity and solvency. The plan of operations for the next twelve months anticipates that Ice Ban(R) will provide the dominant share of revenue. However, due to the significant amount of fixed storage costs, increased sales volumes are expected to result in a decline in the cost of product sold as a percent of net sales.

The failure of the Company to address these liquidity and solvency issues may have a material adverse effect on the Company's ability to realize its assets and discharge its liabilities in the normal course of business.


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth below, please see the disclosures provided in Item 3 of the Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001 for a description of the Company's pending legal proceedings.

1.    Natural  Solutions  Corporation et al. vs. Howard Sears,  et al., Case No.
99-3344, in the Circuit Court in and for Palm Beach County. This lawsuit was filed on April 6, 1999 by the Company and IBUSA for breach of contract and for a declaratory judgement against the named Hungarian inventors of the so-called "Vinasz" patent, and tortious interference with the Company's rights to the so-called Vinasz patent acquired by Mr. Janke from the Hungarian inventors. The Company and IBUSA seek damages in an unspecified amount. Some limited discovery on jurisdiction has been undertaken in this case. The Company has filed an Amended Complaint and the Defendants' have filed a motion to dismiss such Amended Complaint, which will be heard in March 2002.

2. Sears Oil Company ("SEACO") vs. Natural Solutions Corporation, et al., Case No. 99-CV-704-DNH. This is an action filed on January 25, 1999, in New York State Court, but removed to the United States District Court for the Northern District of New York. This action alleges fraudulent misrepresentations based upon the ownership of the Vinasz patent and fraudulent inducement with respect to a certain contract for the distribution of product in New England, based upon misrepresentations regarding ownership of the Vinasz patent. The Plaintiff amended its Complaint to allege patent infringement of the Vinasz patent. In October 1999 Sears Oil and Sears Petroleum sought a temporary restraining order that SEACO was the exclusive distributor for Ice Ban(R) products in the New England states. The Court denied the Plaintiff's request for a temporary restraining order and Sears withdrew its claim for injunctive relief. The Company has answered the complaint and filed a counterclaim similar to the claims brought in item 1. above. The case is not set for trial, which is not expected to occur until July 2002 at the earliest.

3. Terrabind International, Inc., et al. v. Natural Solutions Corporation, et al., Case No. 01-89700 in the United States District Court for the Southern District of Florida. This case was filed on November 7, 2001 by Terrabind and certain former officers and managers of the Company against the Company and one former officer and one current officer of the Company. The suit seeks unspecified compensatory and punitive damages. It alleged securities fraud for activities of the Company between 1996 and 1999, malicious prosecution and abuse of process with respect to the Company's previous lawsuit against the plaintiffs. The Court dismissed this case sua sponte on February 5, 2002.

4. Terrabind International, Inc., et al. v. Natural Solutions Corporation, et al., Case Number CA 02-02141AB, in the Circuit Court in and for Palm Beach County. Upon dismissal of the case described in item 3, above, the plaintiffs commenced an action on February 19, 2002, alleging malicious prosecution and abuse of process with respect to the Company's previous lawsuit against the plaintiffs. The suit seeks unspecified compensatory and punitive damages. The Company will vigorously defend this lawsuit. The Company has filed a motion to dismiss. No hearing has been set on that motion.

5. Natural Solutions Corporation v. Terrabind International, Inc., et al. in the Circuit Court of Palm Beach County, Florida. This case was filed by the Company on May 15, 2000, seeking damages and injunctive relief against three former corporate officers or executives who formed Terrabind International, Inc. A description of this lawsuit is included in the Form 10-KSB. The Company dismissed its claim, without prejudice. The defendants have filed a motion seeking recovery of their attorneys' fees, which the Company is contesting. The motion will be heard in May 2002.

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

Item 3.  Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of the shareholders held on December 11, 2001, the shareholders of the Company voted to approve the following:

The 2001 Employee Stock Option Plan; 15,757,439 votes were cast on this resolution. 15,531,909 votes were cast in favor of the resolution. 107,137 were cast against the resolution. 118,393 votes abstained on the resolution. Accordingly, the resolution was adopted.

Election of two Class II Directors as follows: J. Carter Beese, Jr., receiving 14,793,281 votes for and 117,508 votes withheld, and Daniel C. Sellers, receiving 14,791,281 votes for and 119,508 votes withheld. Class I Directors whose terms will expire at the 2002 annual meeting of the shareholders include Dr. M.G. Robertson, J. Nelson Happy, and Lowell W. Morse. Class III Director whose term will expire at the 2003 annual meeting of the shareholders include Robert E. Freer, Jr.

Item 5.  Other Information

In January 2002, the Company entered into an agreement with Cenco Refining Company ("Cenco"), which is owned by Cenco, Inc. M.G. Robertson, who is the Company's Chairman of the Board and the beneficial owner of 65.19% of the Company's common stock, is trustee of the trust that owns the majority interest in Cenco, Inc. This agreement permits the President of the Company to provide certain management services to Cenco in exchange for a management fee of $19,800 per month that is paid directly to the Company. Either party may terminate the agreement at any time. The President of the Company receives no additional compensation for his services to Cenco. The Company does not believe that Mr. Morse's services to Cenco will affect his ability to perform his duties as President of the Company and otherwise fulfill his obligations under his employment agreement.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.                            Description
-----------   ------------------------------------------------------------------

              None

    (b)       Reports on Form 8-K

              None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Natural Solutions Corporation (Registrant)



Date: March 18, 2002                  By: /s/ Lowell W. Morse
                                          --------------------------------------
                                          Lowell W. Morse, President


                                      By: /s/ Michael D. Klansek
                                          --------------------------------------
                                          Michael D. Klansek, Treasurer
                                             and Chief Financial Officer